Form 10QSB
period 1999-06-30
PSB BANCGROUP INC
filed 1999-08-09
CIK 1052634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended June 30, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________  to  ___________

Commission file number   333-44161

                               PSB BANCGROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                             59-3454146
----------------------------             ----------------
(State or Other Jurisdiction             (I.R.S. Employer
of Incorporation or Organization)       Identification No.)

                             500 South First Street
                            Lake City, Florida 32025
                    (Address of Principal Executive Offices)

                                 (904) 754-0002
                (Issuer's Telephone Number, Including Area Code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days (Company has been subject to filing requirements since April 28, 1999):

YES       NO  X

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share           513,478 shares
--------------------------------------     ----------------------------
              (class)                      Outstanding at July 23, 1999

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                               Page

Condensed Consolidated Balance Sheets -
     At June 30, 1999 (unaudited) and At December 31, 1998 (unaudited)........2

Condensed Consolidated  Statements of Operations
     Three and Six Months ended June 30, 1999 and 1998 (unaudited)............3

Condensed Consolidated Statement of Stockholders? Equity (Deficit)
     Six Months Ended June 30, 1999 (unaudited)...............................4

Condensed Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1999 and 1998 (unaudited)......................5

Notes to Condensed Consolidated Financial Statements (unaudited)............6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................9-10

Item 3.  Qualitative and Quantative Disclosures About Market Risk............11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................11

SIGNATURES...................................................................12


                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                    June 30,     December 31,
                                                                    --------     ------------
Assets                                                                1999          1998
                                                                      ----          ----
                                                                          (unaudited)

Cash and due from banks                                          $  627,565         17,520
Interest-bearing deposits                                           117,078         27,048
Federal funds sold                                                3,414,000           --
                                                                -----------        -------

Total cash and cash equivalents                                   4,158,643         44,568

Securities held to maturity                                       1,000,000           --
Loans, net of allowance for loan losses of $5,472 in 1999           743,443           --
Premises and equipment, net                                         275,563        232,687
Restricted security, Federal Home Loan Bank stock, at cost            9,400           --
Deferred tax asset                                                  176,600        119,285
Accrued interest receivable and other assets                        111,113         47,043
                                                                -----------        -------

Total                                                           $ 6,474,762        443,583
                                                                ===========        =======


Liabilities and Stockholders' Equity (Deficit)

Deposits:
Demand deposits                                                     437,354           --
Savings and NOW deposits                                            497,200           --
Money-market deposits                                               284,017           --
Time deposits                                                       916,745           --
                                                                -----------        -------

Total deposits                                                    2,135,316           --

Borrowings                                                             --          465,000
Accrued interest payable and other liabilities                       50,086           --
                                                                -----------        -------

Total liabilities                                                 2,185,402        465,000
                                                                -----------        -------

Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none issued or outstanding                                             --             --
Common stock, $.01 par value, 8,000,000 shares authorized,
513,478 and 3,942 shares issued and outstanding in
1999 and 1998, respectively                                           5,135             40
Additional paid-in capital                                        4,578,667        177,350
Accumulated deficit                                                (294,442)      (198,807)
                                                                -----------        -------

Total stockholders' equity (deficit)                              4,289,360        (21,417)
                                                                -----------        -------

Total                                                           $ 6,474,762        443,583
                                                                ===========        =======




See Accompanying Notes to Condensed Consolidated Financial Statements.


                       PSB BANCGROUP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                   ------------------         ----------------
                                                   1999          1998         1999         1998
                                                   ----          ----         ----         ----
                                                       (unaudited)                (unaudited)
Interest income:
Loans                                           $   7,545         --          7,545         --
Securities held to maturity                           506         --            506         --
Other interest-earning assets                      45,445         --         97,834          467
                                                ---------      -------      -------      -------

Total interest income                              53,496         --        105,885          467
                                                ---------      -------      -------      -------

Interest expense:
Deposits                                            6,120         --          6,120         --
Borrowings                                          4,342          840       12,071          840
                                                ---------      -------      -------      -------

Total interest expense                             10,462          840       18,191          840
                                                ---------      -------      -------      -------

Net interest income (expense)                      43,034         (840)      87,694         (373)

Provision for loan losses                           5,472         --          5,472         --
                                                ---------      -------      -------      -------

Net interest income (expense) after provision
for loan losses                                    37,562         (840)      82,222         (373)
                                                ---------      -------      -------      -------

Noninterest income-
Service charges on deposit accounts                   849         --            849         --
                                                ---------      -------      -------      -------

Noninterest expense:
Salaries and employee benefits                    100,042       29,617      149,605       51,020
Occupancy expense                                  19,214       15,609       23,453       31,541
Professional fees                                  14,860        1,500       15,400       16,648
Printing and office supplies                        6,678        3,701        9,376        5,676
Telephone expense                                   2,766        1,442        6,599        2,000
Other                                              26,365        7,011       31,588       14,807
                                                ---------      -------      -------      -------

Total other expense                               169,925       58,880      236,021      121,692
                                                ---------      -------      -------      -------

Loss before income tax benefit                   (131,514)     (59,720)    (152,950)    (122,065)

Income tax benefit                                (49,318)     (22,395)     (57,315)     (45,774)
                                                ---------      -------      -------      -------

Net loss                                        $ (82,196)     (37,325)     (95,635)     (76,291)
                                                 ========      =======     ========     ========

Loss per share, basic and diluted               $    (.16)       (9.47)        (.30)      (19.35)
                                                 ========      =======     ========     ========

Weighted-average number of shares
outstanding, basic and diluted                    512,163        3,942      323,999        3,942
                                                 ========      =======     ========     ========

Dividends per share                             $    --           --           --           --
                                                 ========      =======     ========     ========


See Accompanying Notes to Condensed Consolidated Financial Statements.


                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Stockholders? Equity (Deficit)

                     For the Six Months Ended June 30, 1999


                                                                                  Total
                                                                  Additional   Stockholders'
                                        Preferred       Common     Paid-In      Accumulated     Equity
                                          Stock          Stock     Capital       Deficit       (Deficit)
                                          -----          -----     -------       -------       ---------

Balance at December 31, 1998 (unaudited)   $--            40       177,350      (198,807)      (21,417)

Retire common stock (3,942 shares)
(unaudited)                                 --           (40)     (177,350)         --        (177,390)

Common stock issuance (513,478 shares)
net of stock issuance costs of
$37,500 (unaudited)                         --         5,135     4,578,667          --       4,583,802

Net loss (unaudited)                        --          --            --         (95,635)      (95,635)
                                           ---         -----     ---------      --------     ---------

Balance at June 30, 1999 (unaudited)       $--         5,135     4,578,667      (294,442)    4,289,360
                                           ===         =====     =========      ========     =========

























See Accompanying Notes to Condensed Consolidated Financial Statements.


                       PSB BANCGROUP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                  --------------------
                                                                                  1999            1998
                                                                                  ----            ----
                                                                                       (unaudited)
Cash flows from operating activities:
Net loss                                                                     $   (95,635)       (76,291)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                                      1,336           --
Provision for loan losses                                                          5,472           --
Credit for deferred income taxes                                                 (57,315)       (45,774)
Increase in accrued interest receivable and other assets                         (64,070)        (6,208)
                Increase in accrued interest payable and other liabilities        50,086           --
                                                                              ----------       --------

Net cash used in operating activities                                           (160,126)      (128,273)
                                                                              ----------       --------

Cash flows from investing activities:
Purchase of securities held to maturity                                       (1,000,000)          --
Purchase of property and equipment                                               (44,212)       (45,237)
Net increase in loans                                                           (748,915)          --
Purchase of restricted security                                                   (9,400)          --
                                                                              ----------       --------

Net cash used in investing activities                                         (1,802,527)       (45,237)
                                                                              ----------       --------

Cash flows from financing activities:
Net increase in demand, savings, NOW and money-
market deposits                                                                1,218,571           --
Net increase in time deposits                                                    916,745           --
Net (decrease) increase in borrowings                                           (465,000)       100,000
Retirement of common stock                                                      (177,390)          --
Net proceeds from issuance of common stock                                     4,583,802           --
                                                                              ----------       --------

                        Net cash provided by financing activities              6,076,728        100,000
                                                                              ----------       --------

Net increase (decrease) in cash and cash equivalents                           4,114,075        (73,510)

Cash and cash equivalents at beginning of period                                  44,568         77,842
                                                                              ----------       --------

Cash and cash equivalents at end of period                                   $ 4,158,643          4,332
                                                                              ==========       ========

Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest                                                                     $    14,110            840
                                                                              ==========       ========

Income taxes                                                                 $      --             --
                                                                              ==========       ========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Description of Business and Summary of Significant Accounting Policies

General. PSB BancGroup, Inc. ("PSB") was incorporated on June 30, 1997. PSB owns
     100% of the outstanding common stock of Peoples State Bank ("Bank") (collectively the "Company"). PSB was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on April 28, 1999 and provides community banking services to businesses and individuals in Lake City, Florida. The Company's fiscal year end is December 31.

     In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1999, the results of operations for the three- and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Basis of Presentation.   The  accompanying   condensed   consolidated  financial
     statements of the Company include the accounts of PSB and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities.  Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Description of Business and Summary of Significant Accounting Policies,
                                                                       Continued

Loans Receivable. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

     Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Premises  and  Equipment.  Premises  and  equipment  are  stated  at  cost  less
     accumulated   depreciation.   Depreciation   expense  is  computed  on  the
     straight-line basis over the estimated useful life of each type of asset.

Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Organizational and Preopening Costs. Organizational and preopening costs totaled
     $363,523 and were charged to expense as incurred.

Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Advertising. The Company expenses all media advertising as incurred.

Loss Per Share. Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Description of Business and Summary of Significant Accounting Policies,
                                                                       Continued

Future Accounting Requirements. Financial Accounting Standards 133 - Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

(2) Loan Impairment and Loan Losses. No loans were identified as impaired at June 30, 1999 or 1998. The activity in the allowance for loan losses is as follows:

                              Three Months Ended  Six Months Ended
                                    June 30,        June 30,
                              ------------------  ----------------
                                   1999   1998     1999   1998
                                   ----   ----     ----   ----

Balance at beginning of period   $ --     --       --     --
Provision charged to earnings     5,472   --      5,472   --
                                  -----   ---     -----   ---

Balance at end of period         $5,472   --      5,472   --
                                 ======   ===     =====   ===

(3) Regulatory Matters. Banking laws and regulations limit the amount of dividends that may be paid by the Bank. The FDIC requires insured banks to maintain certain specified levels of capital.

     Leverage-Capital  Ratio.  The FDIC  requires  banks to  maintain  a minimum leverage-capital  ratio  of  Tier  I (as  defined)  to  total  assets.  The leverage-capital ratio generally ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The Bank's required leverage-capital ratio at June 30, 1999 was 4%.

     Risk-Weighted Assets Capital Ratios. The FDIC has also adopted a risk-based capital statement of policy which imposes an additional capital standard on insured banks. Under this regulation, a bank must classify its assets and certain off-balance sheet activities into categories, and maintain specified levels of capital for each category. The amount of capital that is required is dependent upon the amount of risk attributed to each category by the FDIC. A bank must have a total risk-based capital ratio of no less than 8% and a Tier I capital to risk-weighted assets ratio of no less than 4%. Under the statement of policy, certain assets are required to be deducted from risk-based capital. Such assets include certain nonqualifying intangible assets, unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments with other banks. In addition, the FDIC may consider deducting other assets on a case-by-case basis or investments in other subsidiaries on a case-by-case basis or based on the general characteristics or functional nature of the subsidiaries.

     At June 30, 1999, the Bank was in compliance with all regulatory capital requirements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Three and Six Months Ended June 30, 1999 and 1998

General

     PSB BancGroup, Inc. ("PSB"), which was incorporated on June 30, 1997, owns 100% of the outstanding common stock of Peoples State Bank ("Bank") (collectively the "Company"). PSB's only business is the ownership and operation of the Bank. The Bank is a Florida state- chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Company's fiscal year end is December 31.

Liquidity and Capital Resources

     The Company's primary source of cash during the six months ended June 30, 1999 was from the net proceeds from the sale of common stock of $4.6 million and net deposit inflows of $2.1 million. Cash was used primarily to purchase securities of $1.0 million, fund loans totaling $.7 million and repay borrowings of $.5 million. At June 30, 1999, the Company had outstanding commitments to originate loans totaling $.4 million. At June 30, 1999, the Bank exceeded its regulatory liquidity requirements.

Common Stock Offering

     As of June 30, 1999, the Company has sold 513,478 shares of common stock for an aggregate of $4.6 million. The Company incurred $37,500 in offering expenses relating to their public offering of the Company's common stock and warrants. Offering expenses were deducted from the proceeds received from the sale of common stock and warrants.

Common Stock Warrants

     During the initial offering period shares have been offered in units with a unit consisting of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase one share of additional common stock for $9 per share during the 48 month period following the effective date of registration of the shares. As of June 30, 1999, there were 513,478 warrants outstanding entitling the holders to purchase 513,478 shares of the Company's common stock. No warrants have been exercised.

Results of Operations:

     General. Net losses for the three and six months ended June 30, 1999 was $82,196 and $95,635, respectively. The Bank commenced operations on April 28, 1999. A discussion of operating results at June 30, 1999, or for the three and six months ended June 30, 1999 and 1998 would not be meaningful. At June 30, 1999, the Company had not achieved the asset size to operate profitably.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

Year 2000 Issues

The Company is acutely aware of the many areas affected by the Year 2000 computer issue, as addressed by the Federal Financial Institutions Examination Council (?FFIEC?) in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning.

The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. At the present time, the Company is into its testing phase and anticipates that this phase will be substantially complete by September 30, 1999. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis, the Company has determined that the cost of making modifications to correct any Year 2000 issues will not substantially affect reported operating results.

The main service provider has completed testing of its mission critical application software and item processing software. The test results have been documented and validated.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. Significant relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and informational material in this regard. The Company plans to be prepared on a one-on-one basis with significant borrowers who has been identified as having high Year 2000 risk exposure.

Accordingly, management does not believe that the Company has incurred or will incur substantial costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a significant adverse effect on the Company?s business, financial condition, and results of operations.

The contingency plans relative to Year 2000 issues have not been finalized - these plans are evolving as the testing of systems proceeds. Management will develop a ?worst case scenario? contingency plan. With regards to nonmission critical internal systems, the Company?s contingency plans are to replace and/or upgrade those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors. It is anticipated that the Company?s deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly the Company will maintain higher liquidity levels.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company?s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. At June 30, 1999, the book value of the Company?s financial instruments approximates their fair value.

The primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank?s net interest income and capital, while adjusting the asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company?s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked by a single asterisk (*) were previously filed as a part of PSB's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibits marked by a double asterisk (**) were previously filed as part of PSB's Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on May 18, 1998, Registration No. 333-44161 and hereby incorporated by reference. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

Exhibit No.             Description of Exhibit
-----------             ----------------------

 *3.1   Articles of Incorporation of PSB Bancgroup, Inc.
 *3.2   Bylaws of PSB Bancgroup, Inc.
 *4.1   Specimen Common Stock Certificate
 *4.2   Specimen Warrant Certificate
 *4.4   PSB Bancgroup, Inc. Warrant Plan
**4.5   Amended and Restated Warrant Plan
 *10.1  Employment Agreement with Robert W. Woodard
 *10.2  Land Purchase Agreement
**10.3  Addendum to Land Purchase Agreement
**10.4  Amended Employment Agreement with Robert W. Woodard
  10.5  Employment Agreement with C.F. Douglas
  27    Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PSB BANCGROUP, INC.
                                        (Registrant)





Date:    August   , 1999                By:      /s/ Robert W. Woodard.
         ---------------                         ----------------------
                                                     Robert W. Woodard,
                                                     President and
                                                     Chief Executive Officer
                                                     (Chief Accounting Officer)