Form 10QSB
period 1999-09-30
PSB BANCGROUP INC
filed 1999-11-02
CIK 1052634

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the
---- Securities Exchange Act of 1934


For the quarterly period ended September 30, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act
----
For the transition period from            to
                              ------------   ------------
Commission file number   333-44161


                               PSB BANCGROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Florida                                        59-3454146
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

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X     NO

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                  514,478 shares
--------------------------------------            --------------------------
                 (class)                        Outstanding at October 20, 1999


--------------------------------------------------------------------------------

                                                                (CONFORMED COPY)

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
   ----------------------------                                                                              ----

     Condensed Consolidated Balance Sheets -
       At September 30, 1999 (unaudited) and At December 31, 1998 (unaudited)...................................2

     Condensed Consolidated Statements of Operations -
       Three and Nine Months ended September 30, 1999 and 1998 (unaudited)......................................3

     Condensed Consolidated Statement of Stockholders' Equity (Deficit)
       Nine Months Ended September 30, 1999 (unaudited).........................................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1999 and 1998 (unaudited)................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................................9-10

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................11

   Item 6.  Exhibits and Reports on Form 8-K...................................................................11

SIGNATURES.....................................................................................................12



                       PSB BANCGROUP, INC. AND SUBSIDIARY


                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                        September 30,      December 31,
                                                                                        -------------      ------------
    Assets                                                                                1999                 1998
                                                                                          ----                 ----
                                                                                                   (unaudited)

Cash and due from banks                                                                  $    686,905           17,520
Interest-bearing deposits                                                                     144,256           27,048
Federal funds sold                                                                          3,732,000           -
                                                                                            ----------          -------

            Total cash and cash equivalents                                                 4,563,161           44,568

Securities available for sale                                                                 525,380           -
Securities held to maturity                                                                 1,000,000           -
Loans, net of allowance for loan losses of $16,158 in 1999                                  1,885,738           -
Premises and equipment, net                                                                   335,106          232,687
Restricted security, Federal Home Loan Bank stock, at cost                                      9,400           -
Deferred tax asset                                                                            205,785          119,285
Accrued interest receivable and other assets                                                  135,376           47,043
                                                                                           ----------         --------

            Total                                                                         $ 8,659,946          443,583
                                                                                            =========          =======


    Liabilities and Stockholders' Equity (Deficit)

Deposits:
    Demand deposits                                                                           811,022           -
    Savings and NOW deposits                                                                  808,875           -
    Money-market deposits                                                                     631,414           -
    Time deposits                                                                           2,016,735           -
                                                                                            ---------          -------

            Total deposits                                                                  4,268,046           -

Borrowings                                                                                        -            465,000
Accrued interest payable and other liabilities                                                141,291           -
                                                                                           ----------          -------

            Total liabilities                                                               4,409,337          465,000
                                                                                            ---------          -------

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 2,000,000 shares authorized,
        none issued or outstanding                                                             -                -
    Common stock, $.01 par value, 8,000,000 shares authorized,
        514,478 and 3,942 shares issued and outstanding in
        1999 and 1998, respectively                                                             5,145               40
    Additional paid-in capital                                                              4,587,657          177,350
    Accumulated deficit                                                                      (342,193)        (198,807)
                                                                                           ----------          -------

            Total stockholders' equity (deficit)                                            4,250,609          (21,417)
                                                                                            ---------          -------

            Total                                                                         $ 8,659,946          443,583
                                                                                            =========          =======






See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                 Condensed Consolidated Statements of Operations

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,               September 30,
                                                                         -------------               -------------
                                                                     1999            1998        1999            1998
                                                                     ----            ----        ----            ----
                                                                         (unaudited)                 (unaudited)
Interest income:
     Loans                                                        $  37,976         -            45,521         -
     Securities                                                      21,604         -            22,110         -
     Other interest-earning assets                                   48,093        10,034       145,927        10,501
                                                                   --------        ------       -------      --------

               Total interest income                                107,673        10,034       213,558        10,501
                                                                    -------        ------       -------       -------

Interest expense:
     Deposits                                                        23,644         -            29,764         -
     Borrowings                                                      -              3,496        12,071         4,336
                                                                -----------       -------       -------      --------

               Total interest expense                                23,644         3,496        41,835         4,336
                                                                    -------       -------       -------      --------

               Net interest income                                   84,029         6,538       171,723         6,165

Provision for loan losses                                            10,686         -            16,158         -
                                                                    -------       -------       -------         ------

Net interest income after provision
     for loan losses                                                 73,343         6,538       155,565         6,165
                                                                    -------       -------       -------      --------

Noninterest income-
     Service charges on deposit accounts
          and other fees                                              4,554         -             5,403        -
                                                                    -------       -------       -------      --------

Noninterest expense:
     Salaries and employee benefits                                  87,543        46,712       237,148        97,732
     Occupancy expense                                               20,819        15,434        44,272        46,975
     Professional fees                                                4,352        15,000        19,752        31,648
     Printing and office supplies                                     5,352           896        14,728         6,572
     Telephone expense                                                1,689         1,689         8,288         3,689
     Other                                                           35,078         6,840        66,666        21,647
                                                                    -------       -------       -------      --------

               Total other expense                                  154,833        86,571       390,854       208,263
                                                                    -------        ------       -------       -------

Loss before income tax benefit                                      (76,936)      (80,033)     (229,886)     (202,098)

Income tax benefit                                                  (29,185)      (30,012)      (86,500)      (75,786)
                                                                    -------        ------       -------       -------

Net loss                                                          $ (47,751)      (50,021)     (143,386)     (126,312)
                                                                    =======        ======       =======       =======

Loss per share, basic and diluted                                 $    (.09)       (12.69)         (.37)       (32.04)
                                                                  =========       =======     =========      ========

Weighted-average number of shares
     outstanding, basic and diluted                                 513,967         3,942       388,253         3,942
                                                                    =======        ======       =======      ========

Dividends per share                                               $   -             -             -            -
                                                                    =======        ======       =======      ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


       Condensed Consolidated Statement of Stockholders' Equity (Deficit)

                  For the Nine Months Ended September 30, 1999

                                                                                                           Total
                                                                             Additional                  Stockholders'
                                                    Preferred    Common      Paid-In       Accumulated      Equity
                                                     Stock       Stock       Capital         Deficit       (Deficit)
                                                     -----       -----       -------         -------       ---------

Balance at December 31, 1998 (unaudited)           $     -             40       177,350      (198,807)        (21,417)

Retire common stock (3,942 shares)                       -            (40)     (177,350)       -             (177,390)
         (unaudited)

Common stock issuance (513,478 shares)
         net of stock issuance costs of
         $37,500 (unaudited)                             -          5,135     4,578,667        -            4,583,802

Proceeds from issuance of common stock,
         exercise of warrants (1,000 shares)
         (unaudited)                                     -             10         8,990        -                9,000

Net loss (unaudited)                                     -          -            -           (143,386)       (143,386)
                                                      -------    ----------------------       -------      ----------

Balance at September 30, 1999 (unaudited)           $    -          5,145     4,587,657      (342,193)      4,250,609
                                                      =======       =====     =========       =======       =========

























See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                 Condensed Consolidated Statements of Cash Flows

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                                -------------
                                                                                             1999            1998
                                                                                             ----            ----
                                                                                                (unaudited)
Cash flows from operating activities:
     Net loss                                                                           $  (143,386)         (126,312)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                        8,120              -
         Provision for loan losses                                                           16,158              -
         Credit for deferred income taxes                                                   (86,500)          (75,786)
         Increase in accrued interest receivable and other assets                           (88,333)           (9,508)
         Increase in accrued interest payable and other liabilities                         141,291               -
                                                                                         ----------            ------

               Net cash used in operating activities                                       (152,650)         (211,606)
                                                                                         ----------           -------

Cash flows from investing activities:
     Purchase of securities available for sale                                             (525,380)          -
     Purchase of securities held to maturity                                             (1,000,000)          -
     Purchase of property and equipment                                                    (110,539)          (53,443)
     Net increase in loans                                                               (1,901,896)          -
     Purchase of restricted security                                                         (9,400)          -
                                                                                        -----------           -------

               Net cash used in investing activities                                     (3,547,215)          (53,443)
                                                                                          ---------           -------

Cash flows from financing activities:
     Net increase in demand, savings, NOW and money-
         market deposits                                                                  2,251,311           -
     Net increase in time deposits                                                        2,016,735           -
     Net (decrease) increase in borrowings                                                 (465,000)          200,000
     Retirement of common stock                                                            (177,390)          -
     Net proceeds from issuance of common stock                                           4,592,802           -
                                                                                          ---------           -------

               Net cash provided by financing activities                                  8,218,458           200,000
                                                                                          ---------           -------

Net increase (decrease) in cash and cash equivalents                                      4,518,593           (65,049)

Cash and cash equivalents at beginning of period                                             44,568            77,842
                                                                                        -----------           -------

Cash and cash equivalents at end of period                                              $ 4,563,161            12,793
                                                                                          =========           =======

Supplemental  disclosure of cash flow  information-
   Cash paid during the period
     for:
         Interest                                                                     $      23,621             4,336
                                                                                        ===========          ========

         Income taxes                                                                $         -                 -
                                                                                        ===========          ========

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

         In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1999, the results of operations for the three- and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     Basis of Presentation.  The accompanying  condensed  consolidated financial statements include the accounts of PSB and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

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

     Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. At September 30, 1999, cost approximated market value for securities available for sale. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

   Notes to Condensed Consolidated Financial Statements (unaudited), Continued


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

                       PSB BANCGROUP, INC. AND SUBSIDIARY


   Notes to Condensed Consolidated Financial Statements (unaudited), Continued


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

(2) Loan Impairment and Loan Losses. No loans were identified as impaired at September 30, 1999 or 1998. The activity in the allowance for loan losses is as follows:

                                                                  Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                                  -------------------            -----------------
                                                                    1999           1998            1999          1998
                                                                    ----           ----            ----          ----
            Balance at beginning of period                      $  5,472           -               -             -
            Provision charged to earnings                         10,686           -             16,158          -
                                                                  ------         ------          ------        ---

            Balance at end of period                            $ 16,158           -             16,158          -
                                                                  ======         ======          ======        ===

 (3)     Regulatory  Matters.  PSB's primary source of generating income is from the Bank's operations. Banking laws and regulations limit the amount of dividends that may be paid by the Bank to PSB. The FDIC requires insured banks to maintain certain specified levels of capital.

            Leverage-Capital Ratio. The FDIC requires banks to maintain a minimum leverage-capital ratio of Tier I (as defined) to total assets. The leverage-capital ratio generally ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The Bank's required leverage-capital ratio at September 30, 1999 was 4%.

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

            At September 30, 1999, the Bank was in compliance with all regulatory capital requirements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Three and Nine Months Ended September 30, 1999 and 1998

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

Liquidity and Capital Resources

    The Company's primary source of cash during the nine months ended September 30, 1999 was from the net proceeds from the sale of common stock of $4.6 million and net deposit inflows of $4.3 million. Cash was used primarily to purchase securities of $1.5 million, originate loans, net of principal repayments totaling $1.9 million and repay borrowings of $.5 million. At September 30, 1999, the Company had outstanding commitments to originate loans totaling $.4 million. At September 30, 1999, the Bank exceeded its regulatory liquidity requirements.

Common Stock Offering

    As of September 30, 1999, the Company has sold 514,478 shares of common stock, which includes the exercise of 1,000 warrants (see below), for an aggregate of $4.6 million. The Company incurred $37,500 in offering expenses relating to their public offering of the Company's common stock and warrants. Offering expenses were deducted from the proceeds received from the sale of common stock and warrants.

Common Stock Warrants

    During the initial offering period shares have been offered in units with a unit consisting of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase one share of additional common stock for $9 per share during the 48 month period following the effective date of registration of the shares. As of September 30, 1999, there were 512,478 warrants outstanding entitling the holders to purchase 512,478 shares of the Company's common stock. During the nine months ended September 30, 1999, 1,000 warrants were exercised to purchase 1,000 shares of common stock.

Results of Operations:

    General. Net losses for the three and nine months ended September 30, 1999, were $47,751 and $143,386, respectively. The Bank commenced operations on April 28, 1999. A discussion of operating results at September 30, 1999, or for the three and nine months ended September 30, 1999 and 1998 would not be meaningful. At September 30, 1999, the Company had not achieved the asset size to operate profitably.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                                    Year 2000

The Company is acutely aware of the many areas affected by the Year 2000 computer issue, including those addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

The Company has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. The Company has completed its awareness, assessment, renovation, validation, implementation and testing phases. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual bases, the Company has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported results from operations.

The Company's vendors and suppliers have been contacted for written confirmation of their product's readiness for the Year 2000 compliance. All significant vendors of the Company have provided confirmation that they are Year 2000 compliant. The Company's main service provider has completed testing of its mission critical application software; the test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. The Company has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of Year 2000 ready software and the same hardware and operating systems. The Company personnel have also performed Year 2000 testing on their computer databases and software applications and have found them to be Year 2000 ready.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and information material in this regard. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Accordingly, management does not believe that the Company has incurred or will incur material costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's contingency plans relative to Year 2000 issues have been finalized. Based on testing results, the Company's mission critical systems have been deemed to be Year 2000 compliant and, therefore a contingency plan has not been developed with respect to those systems. A Business Resumption Contingency Plan (the ABRCP@) has been developed and approved by the Board of Directors. The BRCP assumes power outages and telephone disruptions. The Company has tested and validated the BRCP. It is anticipated that The Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly the Company will maintain higher liquidity levels.

                       PSB BANCGROUP, INC. AND SUBSIDIARY



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        On August 27, 1999, the Board of Directors of the Bank terminated the employment of the Bank's President, C.F. Douglas. The termination was for just cause due to Mr. Douglas' failure to abide by the specific directives of the Board which emanated from the hiring of his son under circumstances that violated Florida banking statutes. In conjunction with the termination of employment, PSB removed Mr. Douglas as a director of the Bank. On September 14, 1999, Mr. Douglas filed a civil suit in the Circuit Court for Columbia County, Florida, against PSB, the Bank, and seven of the eight Bank directors. The compliant alleges breach of contract, tortious interference with his employment contract and a claim of fraudulent inducement with regard to his agreeing to enter into his employment contract. The suit alleges damages in excess of $15,000. The Company and the named directors have filed a motion to dismiss the lawsuit.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                       PSB BANCGROUP, INC. AND SUBSIDIARY




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             PSB BANCGROUP, INC.
                                                                    (Registrant)





Date:  November 2, 1999                              By:   /s/ Robert W. Woodard
      --------------------------                         -----------------------
                                                    Robert W. Woodard, President
                                                    and Chief Executive Officer
                                                      (Chief Accounting Officer)