Form 10KSB
period 1999-12-31
PSB BANCGROUP INC
filed 2000-03-24
CIK 1052634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                1934 For the Fiscal Year Ended December 31, 1999

                          Commission File No. 333-44161

                               PSB BANCGROUP, INC.

       A Florida Corporation (IRS Employer Identification No. 59-3454146)
                              500 South 1st Street
                               Lake City, FL 32025
                                 (904) 754-0002

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                      NONE

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Firm 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1999: $379,056

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (323,654 shares) on March 3, 2000, was approximately $2,912,886. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the registrant at $9.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 3, 2000: 514,478 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Audited Consolidated Financial Statements for the year ended December 31, 1999. (Part II)

2. Portions of Proxy Statement for the 2000 Annual Meeting of Shareholders. (Part III)

                                TABLE OF CONTENTS

Consolidated -- PSB BancGroup, Inc., and its subsidiary are referred to as ("Registrant").



                                                                     Page Number

 PART I

 Item 1     Business ...................................................... 3
 Item 2     Properties ....................................................11
 Item 3     Legal Proceedings .............................................11
 Item 4     Submission of Matters to a Vote of Security Holders ...........12(1)

 PART II

 Item 5     Market for Common Equity and Related Stockholder Matters ......12(1)
 Item 6     Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................12(1)
 Item 7     Financial Statements and Supplementary Data ...................19(1)
 Item 8     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ...........................19

 PART III

 Item 9     Directors and Executive Officers of the Registrant ............19(2)
 Item 10    Executive Compensation ........................................20(2)
 Item 11    Security Ownership of Certain Beneficial Owners
              and Management ..............................................20(2)
 Item 12    Certain Relationships and Related Transactions ................20

 PART IV

 Item 13    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-KSB ..................................................20


--------------------------------

(1) These items are incorporated by reference from Registrant's Audited Consolidated Financial Statements for the year ended December 31, 1999.

(2) The material required by Items 9 through 11 is hereby incorporated by reference from Registrant's definitive Proxy Statement pursuant to Instruction G of Form 10-KSB.

                                     PART I

ITEM 1. - BUSINESS

General

PSB BancGroup, Inc. ("PSB") is a one-bank holding company as defined by the Bank Holding Company Act of 1956, as amended. PSB, which is headquartered in Lake City, Florida, owns 100% of the issued and outstanding common stock of Peoples State Bank ("Bank"). Collectively, PSB and the Bank are referred to as the "Company."

PSB was incorporated under the laws of the State of Florida on June 30, 1997, to acquire 100 percent of the share to be issued by the Bank during its organizational stage and to enhance the Bank's ability to serve its future customers' requirements for financial services. PSB provides flexibility for expansion of the Company's banking business through possible acquisition of other financial institutions and to provide additional banking-related services which the traditional commercial bank may not provide under present laws.

Subsidiaries

As of December 31, 1999, PSB had one subsidiary, Peoples State Bank, a state-chartered commercial bank. The Bank opened for business on April 28, 1999.

The Bank is a full service commercial bank, without trust powers. The Bank provides such consumer services as U.S. Savings Bonds, travelers checks, Bank checks and cashier's checks. The Bank offers a full range of interest-bearing and noninterest-bearing deposit accounts, which include:

                     Commercial and Retail Checking Accounts
                   Competitively Priced Money Market Accounts
                         Individual Retirement Accounts
               Regular Interest Bearing Statement Savings Accounts
                          U.S. Certificates of Deposit

The Bank also offers a wide range of loan products, which include:

                                Commercial Loans
                                Real Estate Loans
                                 Consumer Loans

Forward-Looking Statements

This report contains certain "forward-looking" statements, as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "relieve", "anticipate", "intent", "could", "estimate", "might", or "continue", or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially, depending on a variety of important factors, including uncertainty related to our operations, mergers or acquisitions, governmental regulation, the value of the assets and any other factors discussed in this and other Company filings with the Securities and Exchange Commission.

Year 2000 Compliance

Our operating and financial systems have been found to be compliant; the "Y2K Problem" did not adversely affect our operations.



                                              SELECTED FINANCIAL DATA

                                    At December 31, or for the Year then Ended
                                 (Dollars in thousands, except per share figures)


                                                                          1999            1998
At Year End:
Cash and Cash Equivalents .........................................        $   3,258     $       45
Securities ........................................................            2,475              -
Loans, Net ........................................................            4,235              -
All Other Assets ..................................................              828            399
                                                                              ------        -------
         Total Assets .............................................        $  10,796      $     444
                                                                              ======        =======

Deposit Accounts ..................................................        $   6,560      $       -
All Other Liabilities .............................................               59            465
Stockholders' Equity (Deficit) ....................................            4,177            (21)
                                                                              ------        -------
         Total Liabilities and Stockholders' Equity (Deficit)......        $  10,796      $     444
                                                                              ======        =======

For the Year:
Total Interest Income .............................................        $     366      $      28
Total Interest Expense ............................................               91              9
                                                                              ------         ------
Net Interest Income ...............................................              275             19
Provision for Loan Losses .........................................               42              -
                                                                              ======         ======

Net Interest Income After Provision for Loan Losses ...............              233             19
Noninterest Income ................................................               12              -
Noninterest Expenses ..............................................              574            280
                                                                              ======         ======

Loss Before Income Tax Credit .....................................             (329)          (261)
Income Taxes (benefit) ............................................             (124)           (98)
                                                                              ------         ------
Net Loss ..........................................................        $    (205)     $    (163)
                                                                              ======         ======
Basic Loss Per Share ..............................................        $    (.49)     $  (41.39)
                                                                              ======         ======
Diluted Loss Per Share  ...........................................        $    (.49)     $  (41.39)
                                                                              ======         ======

Ratios and Other Data:
Return on Average Assets ..........................................            (3.32%)           (1)
Return on Average Equity ..........................................            (6.71%)           (1)
Average Equity to Average Assets ..................................            49.42%            (1)
Interest-Rate Spread During the Period ............................             2.12%            (1)
Net Yield on Average Interest-Earning Assets ......................             4.64%            (1)
Noninterest Expenses to Average Assets ............................             9.30%            (1)
Ratio of Average Interest-Earning Assets to
   Average Interest-Bearing Liabilities ...........................             2.65%            (1)
Nonperforming Loans and Foreclosed Real Estate as
   A Percentage of Total Assets at End of Year ....................                -              -
Allowance for Loan Losses as a Percentage
   Of Total Loans at End of Year ..................................              .99%            (1)
Total Number of Banking Offices ...................................                1             (1)
Total Shares Outstanding at End of Year ...........................          514,478           3,942
Book Value Per Share at End of Year ...............................     $       8.12     $     (5.43)

--------------------------------------

(1) The Bank began operations on April 28, 1999, such information is not meaningful in 1998.

Market Area and Competition

Our primary service are is Lake City, Florida. Lake City has been experiencing steady growth in both population and banking deposits in recent years, is the primary commercial and residential center located in the Northern part of Columbia County, Florida. Columbia County maintains a steady commercial, industrial and agricultural base, which has been expanding in recent years. The largest employers in the County include:

   o    Columbia County School                  o      Homes of Merit
   o    VA Medical Center                       o      Lake City Medical Center
   o    Aero Corporation                        o      PCS Phosphate
   o    Florida Department of Transportation    o      Wal-Mart
   o    Columbia Correctional Center            o      Anderson Columbia Company

Agricultural activities in Columbia County center around the cattle, timber and other farming operations. There is strong competition among financial institutions in Lake City. There are six commercial banking offices and one savings and loan office within our primary service area. There are five commercial banks with a total of 11 branches operating in Lake City. Of these five banks, one is affiliated with a major bank holding company. There are no savings associations headquartered in Lake City, however, one savings association and one credit union operate two branches in Lake City and one credit union is headquartered there. Financial products are now provided by financial institutions located outside of the primary service area through the Internet. The Company also competes with non-financial institutions such as insurance companies, consumer finance companies, brokerage houses and other business entities that now target once traditional banking business.

We believe that we can meet these competitive challenges by providing prompt, personalized service to our customers. "People" answer our telephones, not voice mail and customers are notified promptly as to whether we can satisfy their loan request.

Investments

As of December 31, 1999, investment securities, federal funds sold and interest-earning deposits in other banks comprised approximately 44.5% of the Company's assets and net loans comprised approximately 39.2% of the Company's assets. To date, we have invested primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in time deposits. In addition, the Company enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds.

Deposits

We offer a wide range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificate of deposit with fixed and variable rates and a range of maturity date options. The sources of our deposits are residents, businesses and employees of businesses within our market area, which are generated through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits to meet our loan funding needs. See "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Asset and Liability Management."

Loan Portfolio

We offer a full complement of lending services, which include commercial, consumer/installment and real estate loans.

Commercial lending is directed principally toward businesses whose demands for funds fall within our legal lending limits and which are potential deposit customers of the Bank.. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses.

Real estate loans consist of residential and commercial first and second mortgage loans.

Consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures.

Our general practice is not to accrue interest on loans delinquent over 90 days, unless fully secured and in the process of collection. The accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received. Non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

As of December 31, 1999, there were no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The majority of our loans are secured by real estate in Columbia County, Florida. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in the County. See "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Asset and Liability Management."

Loan Loss Reserves

In considering the adequacy of our allowance for loan losses, we considered that as of December 31, 1999, 71.9% of our outstanding loans are in the commercial loan category, including loans secured by commercial real estate. Commercial loans are generally considered by management to have greater risk than other categories of loans in our loan portfolio. However, the majority of these commercial loans at December 31, 1999, were made on a secured basis, with collateral consisting primarily of real estate, accounts receivable, inventory, assignment of mortgages and equipment. We believe that the secured condition of the preponderant portion of its commercial loan portfolio reduces any risk of loss inherently present in commercial loans.

Our consumer loan portfolio at December 31, 1999, consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss reserve.

Residential real estate mortgage loans constitute 13.0% of outstanding loans at December 31, 1999. These loans are considered to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral or is otherwise covered by private mortgage insurance.

The Company's Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. The allowance for loan losses represents the cumulative total of monthly provisions for loan losses plus recoveries of amounts previously charged off, less net charge-offs. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believe the collectibility of principal is unlikely. The monthly provision for loan losses is based on our judgment, after considering known and inherent risks in the portfolio, past loss experience of the Company, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market.

The Company maintains an allowance for loan losses at a level that we believe is sufficient to absorb all estimated losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (i) amounts allocated to loans based on collateral type and (ii) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system. At December 31, 1999, $42,382 or .9% of outstanding loans had been allocated for loan losses.

Correspondent Banking

Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. We purchase correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and current supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

As of December 31, 1999,  the Company did not have any loan  participations.  As our loan demand grows, our intent is to sell loan participations to correspondent banks with respect to loans which exceed our lending limit of approximately $1,044,000.

Data Processing

Our data processing servicing agreement is with The InterCept Group. The servicing agreement provides us with a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file ("CIF") and ATM processing. Under our data processing servicing agreement, the Company pays a monthly fee based on the type, kind and volume of data processing services provided, priced at a stipulated rate schedule.

Employees

The Company currently employs 8 full time persons, including three officers. Additional persons will be hired as needed.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demands, or the business and earnings of the Company.

Supervision and Regulation

General. The Company operates in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

PSB is regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, PSB may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, PSB may not deem it advisable to provide such assistance.

A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

As a state-chartered bank, the Bank is subject to the supervision of the Department, the FDIC and the Federal Reserve Board. The Bank may establish branch offices anywhere within the State of Florida. The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

Lending Limits. Loans and extensions of credit by state banks are subject to legal lending limitations. Under state law, a state bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. At December 31, 1999, our loans to one borrower limit was $1,044,000. The Bank had no loans in excess of its legal lending limit.

Capital Requirements. Both PSB and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and bank which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is m8ultipled by the risk weight assigned to that category to determine the weighted values, which are added together to determine the total risk-weighted assets. At December 31, 1999, the Bank's total risk-based capital and Tier I ratio were 65.37% and 64.68%, respectively. Both the Federal Reserve

Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier I" capital to total assets (net of goodwill). Tier I capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well- diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower rating and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulatory will monitor the institutions' compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a consecutive calendar quarters). The liability of the holding company is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulatory increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                      Total Risk-      Tier I Risk -     Tier I
                                    Based Capital    Based Capital     Leverage
                                          Ratio             Ratio         Ratio
Well capitalized(1)                       10%               6%             5%
Adequately Capitalized(1)                  8%               4%             4%(2)
Undercapitalized(3)                      < 8%             < 4%           < 4%
Significantly Undercapitalized(3)        < 6%             < 3%           < 3%
Critically Undercapitalized                 -                -           < 2%
------------------

(1)  An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

As of December 31, 1999, our Bank was considered to be well capitalized, in that we had $4.0 million in Total Capital (to risk weighted assets) or a 65.4% ratio; $3.9 million in Tier I Capital (to risk weighted assets) or 64.7% ratio; and $3.9 million in Tier I Capital (to average assets) or a 42.3% ratio.

The Act also provided that banks must meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board and the FDIC adopted a final Rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards, which the Act implements, were designed to bolster and protect the deposit insurance fund.

Regulatory Examinations. As a bank holding company, PSB and its subsidiary are subject to examination by the Federal Reserve Board. PSB is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act.

The Bank is subject to examination and review by the Department and the FDIC. The Bank submits to the Department and the FDIC quarterly reports of condition, as well as such additional reports as may be required by the state banking laws and FDIC regulations.

Interstate Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisitions of banks by bank holding companies were repealed, such that PSB and any other bank holding company is able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either: (i) to accelerate the effective date, or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and management bank holding companies will be able to consolidate. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Florida permits interstate branching by acquisition, but does not allow de novo branching.

Recent Legislation. In November 1999, the financial services regulations were significantly reformed with the passage of the Gramm-Leach-Bliley Act ("GLA"). The GLA provides for streamlining of the regulatory oversight functions of the various federal banking agencies. Of significance, the GLA permits bank holding companies that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC"). In addition to activities that are permissible for bank holding companies and their subsidiaries, the GLA permits FHCs and their subsidiaries to engage in a wide range of other activities that are "financial in nature" or are incidental to financial activities. These new activities will enable the Company to engage in new lines of business.

The GLA also requires financial institutions to permit, with few exceptions, their customers to "opt out" of having their personal financial information shared with nonaffiliated third parties. The GLA also bars financial institutions from disclosing customer account numbers to direct marketers and mandates that institutions provide annual disclosure to their customers regarding the institution's privacy policies and procedures.

34 Act Reporting. PSB's shares of common stock are registered under the Securities Act of 1933. PSB is required to file periodic public disclosure reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities and Exchange Act of 1934 and the regulations promulgated thereunder. Reports include a Form 10-KSB, a required annual report that must contain a complete overview of our business, financial, management, regulatory, legal, ownership and organizational status and a Form 10-QSB, which must be filed with the SEC at the end of each fiscal quarter.

Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submission of any matters to a vote of security holders, must also be reported on Form 10-QSB.

Additionally, if any of six significant events (a change in control, an acquisition or disposition of significant assets, bankruptcy or receivership, a change in certifying accountant, any resignation of directors or a change in fiscal year end) occurs in a period between the filing of Form 10-KSB or a Form 10-QSB, such event must be reported on a Form 8-KSB within 15 days of the event.

PSB is also subject to the Proxy Rules contained in Rule 14A with regard to soliciting proxies for annual or special meetings of shareholders.

Individual directors, officers and owners of more than 10% of our stock, must also file individual disclosures of the amount of our securities (stock, options or warrants) they beneficially own and of any transactions in such securities to which they are parties. The initial status of all such persons was reported on individual Form 3s. Subsequent securities transactions will be reported on Form 4 as they occur, and an annual report of ownership is filed on Form 5. In certain instances, the filing of a Form 4 or a Form 5 can relieve the reporting individual of their duty to file the other.

Recently, the National Association of Securities Dealers adopted a rule requiring the audit committees of Board of Directors of reporting corporations such as PSB to undertake certain organizational and operational steps. The Securities and Exchange Commission is considering adopting a similar rule. These standards will require our audit committee to be comprised solely of independent, non-employee directors who are financially literate. Furthermore, the audit committee will need to adopt a formal charter defining the scope for its operations. The SEC's proposed rule will also require our auditors to review the financial statements contained in our Form 10-QSBs, in addition to our Form 10-KSBs.

The scope of regulation and permissible activities of the Company is subject to change by future federal and state legislation.

ITEM 2. - DESCRIPTION OF PROPERTY

The Bank commenced operations on April 28, 1999, in a temporary facility located at 500 South First Street, Lake City, Florida. On December 19, 1999, we broke ground on the permanent facility, a one-story, 5,487 square foot bank building, located on the same property immediately behind the temporary facility. PSB's headquarters will also be located at the permanent facility.

ITEM 3. - LEGAL PROCEEDINGS

The only material pending legal proceedings to which PSB and the Bank is a party is the lawsuit filed by C.F. Douglas, the Bank's former President and Chief Executive Officer. The lawsuit was filed following his termination for "just cause". Mr. Douglas is alleging that the Company breached his employment contract and that certain officers tortiously interfered with his employment contract. He further alleges that he was mislead by certain directors during his contra negotiations. This matter has been stayed by the Circuit Court, pending arbitration. The Company believes that it will be successful in defending its position.

There are no other material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

During the period covered by this report and to date, there has been no established public trading market for Registrant's common stock.

As of March 3, 2000, the approximate number of holders of record of PSB's common stock was 198. The exact number is not known since some of the shares are held by brokers in street name. To date, PSB has not paid any dividends on its common stock. It is the present policy of the Board of Directors to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

The Bank is restricted in its ability to pay dividends under Florida banking laws and by regulations of the Federal Deposit Insurance corporation. Pursuant to Section 658.37, Florida Statutes, a state bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after charging off bad debts, depreciation, and other worthless assets. Payment of dividends out of net profits is further limited by Federal regulation which prohibits the payment of dividends, if such payment would bring the Bank's capital below required levels.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

                          Year Ended December 31, 1999

General

PSB BancGroup, Inc. ( "PSB") was incorporated on June 30, 1997. PSB owns 100% of the outstanding common stock of Peoples State Bank (the "Bank"). Collectively, PSB and the Bank are referred to as the "Company". PSB's only business is the ownership and operation of the Bank.

The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on April 28, 1999, and provides community banking services to businesses and individuals in Columbia County, Florida.

Credit Risk

Our primary business is making commercial, business, consumer and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While underwriting guidelines and credit review procedures have been instituted to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 1999, the Company had no nonperforming assets or charge-off experience.

The following table presents information regarding the Company's total allowance for losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                       At December 31, 1999
                                                          Loans to Total
                                                       ----------------------
                                                        Amount          Loans
                                                        ------          -----
Commercial Real Estate Loans ..................     $    23              53.9%
Residential Real Estate Loans .................           5              13.0
Commercial Loans ..............................           8              18.0
Consumer Loans ................................           6              15.1
                                                        ---             -----
Total Allowance for Loan Losses ...............     $    42             100.0%
                                                        ===             =====

The allowance for loan losses represented .99% of the total loans outstanding at December 31, 1999.

The following table sets forth the composition of the Company's loan portfolio at December 31, 1999 (dollars in thousands):

                                                                         % of
                                                     Amount              Total
                                                     ------              -----
Commercial Real Estate .........................   $  2,311               53.9%
Residential Real Estate ........................        558               13.0
Commercial .....................................        770               18.0
Consumer .......................................        645               15.1
                                                      -----              -----
                                                      4,284              100.0%
                                                                         =====
Less:
         Deferred Fees .........................         (7)
         Allowance for Credit Losses ...........        (42)
                                                      -----
Loans, net .....................................   $  4,235
                                                      =====

Liquidity and Capital Resources

The Company's primary source of cash during the year ended December 31, 1999, was from the proceeds from the sale of the common stock of $4.4 million and net deposit inflows of $6.6 million. Cash was used primarily to purchase investment securities, to originate loans and to fund construction of a permanent building. Outstanding loan commitments at December 31, 1999, totaled $0.7 million and we exceeded our regulatory liquidity requirements.

The following table sets forth the carrying value of the Company's securities portfolio:

                                                        At December 31, 1999
                                                            (In thousands)

Securities Held to Maturity -
         U.S. Government Agency Securities ............     $    1,000
                                                            ==========
Securities Available for Sale -
         U.S. Government Agency Securities ............     $    1,475
                                                            ==========

The following table sets forth, by maturity distribution at December 31, 1999, certain information pertaining to the securities portfolio as follows (dollars in thousands):

                                                                                After One Year
                                                 One Year or Less                to Five Years                       Total
                                              ----------------------        -----------------------       -----------------------
                                              Carrying       Average        Carrying        Average       Carrying        Average
                                               Value          Yield          Value           Yield          Value          Yield
Securities Held To Maturity -
     U.S. Government Agency
         Securities .....................      $ 500          5.21%         $  500           5.58%         $1,000          5.39%
                                               =====          ====           =====           ====          ======          ====
Securities Available For Sale -
     U.S. Government Agency
         Securities......................      $  -            -  %         $1,475           6.45%         $1,475          6.45%
                                               =====          ====           =====           ====          ======

Results of Operations

Our operating results depend primarily on the Company's net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expense, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; (v) net interest margin. Average balances are based on average daily balances.

                            [TABLE FOLLOWS THIS PAGE]





                                                                            Year Ended December 31, 1999
                                                                  ---------------------------------------------------
                                                                      Average           Interest and          Average
                                                                      Balance            Dividends            Yield/Rate
                                                                  -------------         ------------          ----------
                                                                                    (Dollars in thousands)
Interest-Earning Assets:
         Loans ...............................................      $   1,357              $   131              9.65%
         Securities ..........................................            930                   58              6.24%
         Other Interest-Earning Assets (1)....................          3,661                  178              4.86%
                                                                        -----                  ---
                  Total Interest-Earning Assets ..............          5,948              $   367              6.17%
Noninterest-Earning Assets ...................................            236                  ===              ====
                                                                        -----
                  Total Assets ...............................          6,184
                                                                        =====
Interest-Bearing Liabilities:
         Savings, Money Market and NOW Deposits ..............      $     813              $    20              2.46%
         Certificates of Deposit .............................          1,297                   59              4.55%
         Other Borrowings ....................................            136                   12              8.82%
                                                                        -----                  ---
                  Total Interest-Bearing Liabilities .........          2,246                   91              4.05%
Noninterest Bearing Demand Deposits ..........................            614                  ===

Other Noninterest-Bearing Liabilities ........................            268

Stockholders' Equity .........................................          3,056
                                                                        -----
                  Total Liabilities and Stockholders'
                  Equity .....................................     $    6,184
                                                                        =====
Net Interest/Dividend Income .................................                             $   276
                                                                                               ===
Interest-Rate Spread (2) .....................................                                                  2.12%
                                                                                                                ====
Net Interest Margin (3) ......................................                                                  4.64%
                                                                                                                ====
Ratio of Average Interest -Earning Assets to Average
         Interest-Bearing Liabilities ........................           2.65
-----------------------------                                           =====

(1)     Includes interest-bearing deposits and federal funds sold.
(2)     Interest-rate  spread  represents  the  difference  between the average
        yield   on   interest-earning   assets   and   the   average   cost  of
        interest-bearing liabilities.
(3) Net interest margin is net interest income dividend by average interest-earning assets.



Results of Operations For Year Ended December 31, 1999

General. Net loss for the year ended December 31, 1999, was $(205,437) or $(.49) per share. During the year ended December 31, 1999, the Company had not achieved the average asset size necessary to operate profitably.

Interest Income and Expense. Interest income totaled $366,992 for the year ended
         December 31, 1999, Interest income earned on loans was $130,804. The average loan portfolio balance for the year ended December 31, 1999, was $1.4 million and the weighted average yield was 9.65%.

         Interest on securities was $57,608. The average investment securities portfolio was $.9 million, with a weighted average yield of 6.24%. Interest on federal funds sold and deposits in banks totaled $178,580. The average balance of these assets was $3.7 million, with a weighted average yield of 4.86%.

         Interest expense on deposit accounts amounted to $79,226 for the year ended December 31, 1999. The weighted average cost of deposits was 3.74%.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 1999, was $42,382.

Other Expense. Other expense totaled $574,814 for the year ended December 31, 1999. Compensation and benefits was the largest, amounting to $324,670.

Income Taxes. The Company recognized a credit for income taxes, as well as a deferred tax asset, because we believe it is more likely than not that the Company will be able to generate taxable income in the future to offset these amounts.

Asset and Liability Management

As part of our asset and liability management, the Company has emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing our earnings. We believe that these processes and procedures provide the Company with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines, which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given period. The gap ratio is computed as RSA/RSL. A gap ratio of 1.0% represents perfect matching. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income. In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, we continue to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term securities).

The following table sets froth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                            [TABLE FOLLOWS THIS PAGE]


                                                                                         More
                                                            More           More        Than One        More
                                                          Than Three      Than Six      Year to        Than          Over
                                                Three     Months to      Months to       Five          Five          Ten
                                                Months    Six Months      One Year       Years        Years         Years    Total
                                                ------    ----------     ---------     --------      -------       ------    -----
Loans (1):
         Variable Rate ...................      $ 2,148   $        -      $      -     $      -      $     -       $    -    $ 2,148
         Fixed Rate ......................          304            -             -        1,184          434          214      2,136
                                                 ------    ---------       -------      -------       ------        -----     ------
                  Total Loans ............        2,452            -             -        1,184          434          214      4,284
Federal Funds Sold and Interest-
   Bearing Deposits ......................        2,328            -             -            -            -            -      2,328
Securities (2) ...........................            -          500             -        1,975            -            9      2,484
                                                 ------    ---------       -------       ------       ------        -----     ------
         Total Rate-Sensitive Assets .....      $ 4,780   $      500      $      -     $  3,159     $    434      $   223    $ 9,096
                                                 ======    =========       =======       ======       ======        =====     ======
Deposit Accounts (3):
   Savings, NOW and Money Market

       Deposits ..........................      $ 2,267   $        -      $      -     $      -     $      -      $     -    $ 2,267
   Time Deposits .........................          264          997         1,532          593            -            -      3,386
                                                 ------    ---------       -------       ------       ------        -----     ------
         Total Rate-Sensitive                   $ 2,531   $      997      $  1,532     $    593     $      -      $     -    $ 5,653
                                                 ======    =========       =======       ======       ======        =====     ======
         Liabilities
GAP Repricing Differences.................      $ 2,249   $     (497)     $ (1,532)    $  2,566     $    434      $   223    $ 3,443
                                                 ======    =========       =======       ======       ======        =====     ======
Cumulative GAP ...........................      $ 2,249   $    1,752      $    220     $  2,786     $  3,220      $ 3,443
                                                 ======    =========       =======       ======       ======        =====
Cumulative GAP/Total Assets ..............        20.83%       16.23%         2.04%       25.81%       29.83%       31.89%
                                                  =====        =====          ====        =====        =====        =====
--------------------------

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust, rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2) Securities are scheduled through the maturity dates, includes Federal Home Loan Bank stock.
(3) Money market, NOW, and savings deposits are regarded as readily accessible, withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 1999 (in thousands):

                                                                Residential        Commercial
                                              Commercial          Mortgage         Real Estate         Consumer
Years Ending December 31,                        Loans             Loans             Loans               Loans           Total
------------------------                      -----------       ------------       ------------        ---------      --------
2000 .................................          $     326         $       52       $        879        $     192      $  1,449
2001 .................................                160                 46                477              168           851
2002 .................................                 89                 45                249              147           530
2003 .................................                 85                 40                228              132           485
2004 & Beyond ........................                110                375                478                6           969
                                                    -----              -----              -----            -----         -----
     Total ...........................          $     770           $    558        $     2,311        $     645      $  4,284
                                                    =====              =====              =====            =====         =====

Of the $2.8 million of loans due after 2000, 75.2% of these loans have fixed interest rates and 24.8% have adjustable interest rates.

The following table sets forth total loans originated and repaid during 1999 (in thousands):

                                                 Year Ended
                                              December 31, 1999
Originations:
     Commercial Loans ........................   $       810
     Commercial Real Estate Loans ............         2,402
     Residential Mortgage Loans ..............           725
     Consumer Loans ..........................           685
                                                       -----
         Total Loans Originated ..............         4,622
Principal Reductions .........................          (338)
                                                       -----
Increase In Total Loans ......................     $   4,284
                                                       =====


The following table shows the distribution of, and certain other information relating to, the Company's deposit accounts by type (dollars in thousands):

                                                     At December 31, 1999
                                                     --------------------
                                                                      % of
                                                    Amount           Deposits
                                                    ------           --------
Demand Deposits .............................   $      907              13.8%
NOW Deposits ................................          749              11.5
Money Market Deposits .......................        1,410              21.5
Savings Deposits ............................          108               1.6
                                                     -----             -----
     Subtotal ...............................        3,174              48.4
                                                     -----             -----
Certificate of Deposits:
     4.00% - 4.99% ..........................          944              14.4
     5.00% - 5.99% ..........................        2,018              30.7
     6.00% - 6.99% ..........................          424               6.5
                                                     -----             -----
Total Certificates of Deposit (1) ...........        3,386              51.6
                                                     -----             -----
Total Deposit ...............................   $    6,560             100.0%
                                                     =====             =====
--------------------------

(1) Included individual retirement accounts ("IRAs") totaling $264,000 at December 31, 1999, all of which are in the form of certificates of deposit.

The following table presents, by various interest rates categories, the amounts of certificates of deposit at December 31, 1999, which mature during the periods indicated (in thousands):

                                                                  Year Ending December 31,
                                                        ---------------------------------------------------
                                                         2000       2001       2002       2003        Total
                                                        -----      -----      -----      -----        -----
4.00% - 4.99% ..................................     $    944      $  -     $    -      $    -       $  944
5.00% - 5.99% ..................................        1,792       135          8          83        2,018
6.00% - 6.99% ..................................           57       350          -          17          424
                                                        -----       ---       ----        ----        -----
     Total Certificates of Deposit .............     $  2,793      $485     $    8      $  100       $3,386
                                                        =====       ===       ====        ====        =====

Jumbo certificates ($100,000 and over) mature as follows (in thousands):


December 31, 1999:
Due Three Months or Less ...........................  $      -

Due Over Three Months to Six Months ................       400

Due Over six Months to One Year ....................       801

Due Over One Year ..................................         -

     Total .........................................  $  1,201

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time, due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Future Accounting Requirements

Financial Accounting Standards 133 - Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair market value or cash flows. The Company will be required to adopt this Statement January 1, 2001. This Statement is not expected to have a material impact on the Company.

ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant hereby incorporates by reference the Report of the Independent Auditors and the 1999 Audited Consolidated Financial Statements filed as Exhibit
22.2 under Item 13 herein.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE MATTERS

None.

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Registrant hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meeting" contained at pages 4 through 6 of the Proxy Statement filed as Exhibit 22.1 under Item 13 herein.

ITEM 10. - EXECUTIVE COMPENSATION

Registrant hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 6 through 8 of the Proxy Statement filed as
Exhibit 22.1 under Item 13 herein.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners

         Registrant hereby incorporates by reference the sections entitled "Security Ownership of Certain beneficial Owners" and "Election of Directors" contained at pages 2 through 6 of the Proxy Statement filed as Exhibit 22.1 under Item 13 herein.

(b)      Security Ownership of Management

         Registrant hereby incorporates by reference the section entitled "Election of Directors" contained at pages 3 through 6 of the Proxy Statement filed as Exhibit 22.1 under Item 13 herein.

(c)      Changes in Control

         Management is not aware of any arrangements, including any pledge by any person of securities of Registrant, which the operation of may, at a subsequent date, result in a change of control of the Company.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has $1.2 million of loans outstanding to the PSB's directors, executive officers, their associates and members of the immediate families of such directors and executive officers.

                                     PART IV

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from PSB's Registration Statement on Form SB-2 under the Securities Act of 1933, ad declared effective with the Securities and Exchange Commission on June 8, 1998, Registration No. 333-44161. The exhibit numbers correspond to the exhibit numbers in the reference documents.

     Exhibit No.   Description of Exhibit
     ----------    ----------------------
     *  3.1        Articles of Incorporation of PSB
     *  3.2        Bylaws of PSB
     *  4.1        Specimen Common Stock Certificate
     *  4.2        Specimen Warrant Certificate
     *  4.4        PSB's January 9, 1998 Warrant Plan
     * 10.1        Employment Agreement by and among PSB, the Bank and Robert W.
                   Woodard
     * 10.2        Land Purchase Agreement
       10.3        Employment Agreement by and among PSB, the Bank and Wesley T.
                   Small
       22.1        PSB's 2000 Annual Meeting Proxy Statement
       22.2        Audited Consolidated Financial Statements for the year ended
                   December 31, 1999.
       27.0        Financial Data Schedule

(b)  Reports on Form 8-KSB.   Registrant did not file any reports on Form 8-KSB
     during the last quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PSB BancGroup, Inc.

Dated: March 21, 2000           By:      /s/Alton C. Milton, Sr.
                                         ------------------------------------
                                         Alton C. Milton, Sr.
                                         Chairman of the Board


Dated: March 21, 2000           By:      /s/Robert W. Woodard
                                         ------------------------------------
                                         Robert W. Woodard
                                         Chief Executive Officer, President and
                                             Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

/s/John W. Burns, III                                         March 21, 2000
------------------------------
JOHN W. BURNS, III
Class I Director

/s/Robert M. Eadie                                            March 21, 2000
------------------------------
ROBERT M. EADIE
Class I Director

/s/Shipla U. Mhatre                                           March 21, 2000
------------------------------
SHIPLA U. MHATRE
Class II Director

/s/Alton C. Milton, Jr.                                       March 21, 2000
------------------------------
ALTON C. MILTON, JR.
Class II Director

/s/Alton C. Milton, Sr.                                       March 21, 2000
------------------------------
ALTON C. MILTON, SR.
Chairman of the Board and Class III Director


/s/Andrew T. Moore                                            March 21, 2000
------------------------------
ANDREW T. MOORE
Class III Director

/s/Robert W. Woodard                                          March 21, 2000
------------------------------
ROBERT W. WOODARD
Chief Executive Officer, President
       and Principal Financial Officer

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

 PSB's Proxy Statement and the 1999 audited Consolidated Financial Statements are included as Exhibits 22.1 and 22.2 of this filing.