Form 10QSB
period 2000-03-31
PSB BANCGROUP INC
filed 2000-05-05
CIK 1052634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------

Commission file number   333-44161
                       -----------


                               PSB BANCGROUP, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Florida                                          59-3454146
-------------------------                              --------------
(State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

                             500 South First Street
                            Lake City, Florida 32025
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (904) 754-0002
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         --------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X     NO
    ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                      515,034 shares
--------------------------------------             ----------------------------
            (class)                                Outstanding at April 18, 2000

                                                           (CONFORMED COPY)

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                         Page

     Condensed Consolidated Balance Sheets -
       At March 31, 2000 (Unaudited) and At December 31, 1999..............2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three Months ended March 31, 2000 and 1999..........................3

     Condensed Consolidated Statement of Changes in Stockholders
       Equity (Unaudited) - Three Months Ended March 31, 2000..............4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three Months Ended March 31, 2000 and 1999..........................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)......6

     Review by Independent Certified Public Accountants....................7

     Report on Review by Independent Certified Public Accountants..........8

   Item 2.  Management's Discussion and Analysis of Financial Condition

     and Results of Operations.............................................9

   Item 3. Quantitative and Qualitative Disclosure about Market Risk......10

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................11

   Item 6.  Exhibits and Reports on Form 8-K..............................11

SIGNATURES................................................................12



                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                           March 31,       December 31,
    Assets                                                                                   2000              1999
                                                                                             ----              ----
                                                                                          (unaudited)

Cash and due from banks                                                                  $    778,329          929,837
Interest-bearing deposits with banks                                                           11,099          145,833
Federal funds sold                                                                          2,482,000        2,182,000
                                                                                           ----------       ----------

              Total cash and cash equivalents                                               3,271,428        3,257,670

Securities available for sale                                                               1,473,300        1,475,027
Securities held to maturity                                                                 1,000,000        1,000,000
Loans receivable, net of allowance for loan losses of $55,426 in
    2000 and $42,382 in 1999                                                                5,478,119        4,235,120
Accrued interest receivable                                                                    72,351           79,439
Premises and equipment, net                                                                   740,085          366,500
Federal Home Loan Bank stock, at cost                                                          14,400            9,400
Deferred income taxes                                                                         310,360          250,095
Other assets                                                                                  117,740          122,990
                                                                                           ----------       ----------

              Total assets                                                               $ 12,477,783       10,796,241
                                                                                           ==========       ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                       968,023          907,021
    Savings, NOW and money-market deposits                                                  2,224,027        2,267,127
    Time deposits                                                                           5,102,256        3,386,261
                                                                                           ----------       ----------

              Total deposits                                                                8,294,306        6,560,409

    Accrued interest payable and other liabilities                                             99,044           58,562
                                                                                           ----------       ----------

              Total liabilities                                                             8,393,350        6,618,971
                                                                                           ----------       ----------

Stockholders' equity:
    Preferred stock                                                                              -                -
    Common stock                                                                                5,151            5,145
    Additional paid-in capital                                                              4,592,655        4,587,657
    Accumulated deficit                                                                      (500,545)        (404,244)
    Accumulated other comprehensive income (loss)                                             (12,828)         (11,288)
                                                                                           ----------       ----------

              Total stockholders' equity                                                    4,084,433        4,177,270
                                                                                           ----------       ----------

              Total liabilities and stockholders' equity                                 $ 12,477,783       10,796,241
                                                                                           ==========       ==========







See Accompanying Notes to Condensed Consolidated Financial Statements.



                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                                 Three Months Ended
                                                                                                   March 31,

                                                                                                 2000            1999
                                                                                                 ----            ----
Interest income:
    Loans receivable                                                                          $ 113,587           -
    Securities                                                                                   38,378           -
    Other interest-earning assets                                                                35,014         52,389
                                                                                                -------         ------

              Total interest income                                                             186,979         52,389
                                                                                                -------         ------

Interest expense:
    Deposits                                                                                     73,579           -
    Borrowings                                                                                     -             7,729
                                                                                                -------         ------

              Total interest expense                                                             73,579          7,729
                                                                                                -------         ------

Net interest income                                                                             113,400         44,660

              Provision for loan losses                                                          13,044           -
                                                                                                -------         ------

Net interest income after provision for loan losses                                             100,356         44,660
                                                                                                -------         ------

Noninterest income-
    Service charges on deposit accounts and other fees                                           17,164           -
                                                                                                -------         ------

Noninterest expenses:
    Salaries and employee benefits                                                               87,483         49,563
    Occupancy expense                                                                            37,414          4,239
    Professional fees                                                                             9,520            540
    Data processing                                                                              22,175           -
    Litigation expense                                                                           89,382           -
    Other                                                                                        27,222         11,754
                                                                                                -------         ------

              Total noninterest expenses                                                        273,196         66,096
                                                                                                -------         ------

              Loss before income tax benefit                                                   (155,676)       (21,436)

Income tax benefit                                                                              (59,375)        (7,997)
                                                                                                -------         ------

              Net loss                                                                        $ (96,301)       (13,439)
                                                                                                =======         ======

Loss per share, basic and diluted                                                             $    (.19)          (.14)
                                                                                                =======         ======

Weighted-average number of shares outstanding, basic and diluted                                514,881         95,993
                                                                                                =======         ======

Dividends per share                                                                           $    -              -
                                                                                                =======         ======



See Accompanying Notes to Condensed Consolidated Financial Statements.



                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders" Equity

                    For the Three Months Ended March 31, 2000


                                                                                                   Accumulated
                                                                                                      Other
                                                                                                     Compre-
                                              Common Stock         Additional                        hensive         Total
                                           -------------------      Paid-In        Accumulated        Income      Stockholders'
                                           Shares       Amount      Capital         Deficit           (Loss)         Equity
                                           ------       ------     ----------      -----------     ------------  -------------
Balance at December 31, 1999              514,478      $ 5,145      4,587,657         (404,244)      (11,288)       4,177,270
                                                                                                                    ---------

Comprehensive income (loss):
         Net loss (unaudited)                -            -              -             (96,301)         -             (96,301)

         Net change in unrealized
             loss on securities
             available for sale,
             net of income taxes
             of $890 (unaudited)             -            -              -                -           (1,540)          (1,540)
                                                                                                                    ----------

Comprehensive income (loss)
             (unaudited)                                                                                              (97,841)

Issuance of common stock upon
         exercise of warrants
         (unaudited)                          556            6          4,998             -             -               5,004
                                         --------      -------    -----------       -----------     ---------       ----------

Balance at March 31, 2000
         (unaudited)                      515,034      $ 5,151      4,592,655          (500,545)      (12,828)      4,084,433
                                          =======        =====      =========           =======        ======       =========

















See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       4



                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Three Months Ended
                                                                                                  March 31,

                                                                                             2000            1999
                                                                                             ----            ----
Cash flows from operating activities:

    Net loss                                                                           $     (96,301)      (13,439)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                         3,789          -
         Provision for loan losses                                                            13,044          -
         Deferred income tax benefit                                                         (59,375)       (7,997)
         Net amortization of fees, costs, premiums and discounts                               2,887          -
         Decrease in accrued interest receivable and
              other assets                                                                    12,338         7,642
         Increase in accrued interest payable and other liabilities                           40,482          -
                                                                                          ----------     ---------

                  Net cash used in operating activities                                      (83,136)      (13,794)
                                                                                          ----------     ---------

Cash flows from investing activities:

    Net increase in loans                                                                 (1,259,633)         -
    Purchase of Federal Home Loan Bank stock                                                  (5,000)         -
    Purchase of premises and equipment                                                      (377,374)         -
                                                                                          ----------     ---------

                  Net cash used in investing activities                                   (1,642,007)         -
                                                                                          ----------     ---------

Cash flows from financing activities:

    Net increase in deposits                                                               1,733,897          -
    Net decrease in borrowings                                                                  -         (465,000)
    Net proceeds from issuance of common stock                                                 5,004     4,362,015
                                                                                          ----------     ---------

                  Net cash provided by financing activities                                1,738,901     3,897,015
                                                                                          ----------     ---------

Net increase in cash and cash equivalents                                                     13,758     3,883,221

Cash and cash equivalents at beginning of period                                           3,257,670        44,568
                                                                                          ----------     ---------

Cash and cash equivalents at end of period                                               $ 3,271,428     3,927,789
                                                                                          ==========     =========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
         Interest                                                                        $    34,552         7,729
                                                                                          ==========     =========

         Income taxes                                                                    $      -             -
                                                                                          ==========     =========

    Noncash transaction-
         Accumulated other comprehensive income (loss), change in
              unrealized loss on securities available for sale, net of tax               $    (1,540)         -
                                                                                          ==========     =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Description of Business and Basis on Presentation

     General.  In  the  opinion  of  management,   the  accompanying   condensed
         consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

(2)  Loan Impairment and Loan Losses

     No loans were identified as impaired at or during the three months ended March 31, 2000. The Bank had not opened for business as of March 31, 1999. The activity in the allowance for loan losses is as follows:

                                                                Three
                                                                Months
                                                                Ended
                                                               March 31,
                                                               --------
                                                                 2000
                                                                 ----
                Balance at beginning of period                $ 42,382
                Provision for loan losses                       13,044
                                                                ------

                Balance at end of period                      $ 55,426
                                                                ======

(3)  Loss Per Share

     Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods.

(4) Regulatory Matters

     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                     Regulatory
                                                            Actual   Requirement

         Total capital to risk-weighted assets               38.29%      8.00%
         Tier I capital to risk-weighted assets              49.76%      4.00%
         Tier I capital to total assets - leverage ratio     33.54%      4.00%

                       PSB BANCGROUP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
PSB BancGroup, Inc.
Lake City, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of PSB BancGroup, Inc. and Subsidiary (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 18, 2000

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Comparison of March 31, 2000 and December 31, 1999

Liquidity and Capital Resources

    The Company's primary source of cash during the three months ended March 31, 2000 was from net deposit inflows of $1.7 million. Cash was used primarily to originate loans, net of principal repayments, totaling $1.3 million. At March 31, 2000, the Company had unfunded lines of credit totaling $252,000 and had time deposits of $4.2 million maturing in one year or less. At March 31, 2000, the Bank exceeded its regulatory liquidity requirements.

                   Three Months Ended March 31, 2000 and 1999

Results of Operations

General. Net loss for the three months ended March 31, 2000 was $96,301 compared to a net loss of $13,439 for the comparable period in 1999. The Bank commenced operations on April 28, 1999. At March 31, 2000, the Company had not achieved the asset size to operate profitably.

Interest Income.  Interest  income was $186,979 for the three months ended March
   31, 2000. Interest income earned on loans was $113,587. The average loan portfolio balance was $4.9 million for the three months ended March 31, 2000 and the average yield earned was 9.33%.

Interest Expense. Interest expense on deposits was $73,579 for the three months ended March 31, 2000. The average balance of interest-bearing deposits was $6.3 million for the three months ended March 31, 2000 and the average cost was 4.66%.

Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended March 31, 2000 of $13,044 and the allowance for loan losses was $55,426 at March 31, 2000. Management believes the allowance is adequate at March 31, 2000.

Noninterest Expense. Noninterest expense was $273,196 for the three months ended
   March 31, 2000 compared to $66,096 for the three months ended March 31, 1999. A portion of this increase resulted from $89,382 in litigation expenses associated with the civil suit brought against the Company by the former President of the Bank. Noninterest expense also increased due to commencement of banking operations.

Income Tax Benefit. The income tax benefit for the three months ended March 31, 2000 was $59,375 (an effective rate of 38.1%).

                                Year 2000 Issues

The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1999.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        On September 19, 1999, C.F. Douglas, the Bank's former President and Chief Executive Officer, filed a lawsuit against PSB, the Bank and seven of the eight Bank directors relating to the termination of his employment by the Bank. The lawsuit alleged breach of his employment contract, tortious interference with the contract and a fraudulent inducement regarding his entering into the contract. On March 23, 2000, the parties agreed to amicably settle the lawsuit. The terms of the settlement called for the Company to pay Mr. Douglas a lump sum settlement in an amount less than $90,000 and for Mr. Douglas to fully release all the defendants, as well as all employees, officers and directors of PSB and the Bank, from any and all claims related to his employment.

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

        Exhibit No.       Description of Exhibit

            *3.1          Articles of Incorporation of PSB BancGroup, Inc.
            *3.2          Bylaws of PSB BancGroup, Inc.
            *4.1          Specimen Common Stock Certificate
            *4.2          Specimen Warrant Certificate
            *4.4          PSB Bancgroup, Inc. Warrant Plan
           **4.5          Amended and Restated Warrant Plan
           *10.1          Employment Agreement with Robert W. Woodard
           *10.2          Land Purchase Agreement
          **10.3          Addendum to Land Purchase Agreement
          **10.4          Amended Employment Agreement with Robert W. Woodard
            10.6          Employment Agreement with Wesley T. Small
              27          Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2000.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PSB BANCGROUP, INC.
                                             (Registrant)





Date:  May 3, 2000                        By: /s/ Alton C Milton
      ---------------------                   --------------------------------
                                              Alton C. Milton, Sr.,
                                              Chairman of the Board




Date:  May 3, 2000                        By: /s/ Robert W. Woodard
      ---------------------                   --------------------------------
                                              Robert W. Woodard, President and
                                              Chief Executive Officer
                                              (Principal Financial Officer)