Form 10QSB/A
period 2000-06-30
PSB BANCGROUP INC
filed 2000-08-02
CIK 1052634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---- of 1934

For the quarterly period ended June 30, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from __________ to ____________


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

YES  X     NO
    ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                        515,784 shares
--------------------------------------              ----------------------------
                 (class)                            Outstanding at July 13, 2000

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                            Page

     Condensed Consolidated Balance Sheets -
       At June 30, 2000 (Unaudited) and At December 31, 1999..................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Six Months ended June 30, 2000 and 1999......................3

     Condensed Consolidated Statement of Changes in Stockholders"
       Equity (Unaudited) - Six Months Ended June 30, 2000....................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six Months Ended June 30, 2000 and 1999................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited).........6

     Review by Independent Certified Public Accountants.......................7

     Report on Review by Independent Certified Public Accountants.............8

   Item 2.  Management's Discussion and Analysis of Financial Condition

     and Results of Operations.............................................9-10

   Item 3. Quantitative and Qualitative Disclosure about Market Risk.........11

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................11

   Item 4.  Submission of Matters to a Vote of Security Holders..............12

   Item 6.  Exhibits and Reports on Form 8-K.................................13

SIGNATURES...................................................................14



                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                        June 30,        December 31,
    Assets                                                                                2000              1999
                                                                                          ----              ----
                                                                                                        (unaudited)

Cash and due from banks                                                              $    818,166          929,837
Interest-bearing deposits with banks                                                       11,049          145,833
Federal funds sold                                                                        229,000        2,182,000
                                                                                       ----------       ----------

              Total cash and cash equivalents                                           1,058,215        3,257,670

Securities available for sale                                                           2,804,868        1,475,027
Securities held to maturity                                                               500,000        1,000,000
Loans receivable, net of allowance for loan losses of $90,514 in
    2000 and $42,382 in 1999                                                            7,222,671        4,235,120
Accrued interest receivable                                                               106,704           79,439
Premises and equipment, net                                                             1,305,010          366,500
Federal Home Loan Bank stock, at cost                                                      14,400            9,400
Deferred income taxes                                                                     361,966          250,095
Other assets                                                                              137,043          122,990
                                                                                       ----------       ----------

              Total assets                                                           $ 13,510,877       10,796,241
                                                                                       ==========       ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                 1,139,604          907,021
    Savings, NOW and money-market deposits                                              2,019,373        2,267,127
    Time deposits                                                                       6,212,148        3,386,261
                                                                                       ----------       ----------

              Total deposits                                                            9,371,125        6,560,409

    Accrued interest payable and other liabilities                                        133,423           58,562
                                                                                       ----------       ----------

              Total liabilities                                                         9,504,548        6,618,971
                                                                                       ----------       ----------

Stockholders' equity:
    Preferred stock                                                                          -                -
    Common stock                                                                            5,152            5,145
    Additional paid-in capital                                                          4,594,454        4,587,657
    Accumulated deficit                                                                  (576,749)        (404,244)
    Accumulated other comprehensive income (loss)                                         (16,528)         (11,288)
                                                                                       ----------       ----------

              Total stockholders' equity                                                4,006,329        4,177,270
                                                                                       ----------       ----------

              Total liabilities and stockholders' equity                             $ 13,510,877       10,796,241
                                                                                       ==========       ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.



                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                    Three Months Ended           Six Months Ended
                                                                          June 30,                     June 30,
                                                                  ---------------------------------------------------
                                                                     2000            1999        2000          1999
                                                                     ----            ----        ----          ----
Interest income:
     Loans receivable                                             $ 153,933         7,545       267,520         7,545
     Securities                                                      46,347           506        84,725           506
     Other interest-earning assets                                   18,481        45,445        53,495        97,834
                                                                    -------       -------       -------       -------

               Total interest income                                218,761        53,496       405,740       105,885
                                                                    -------       -------       -------       -------

Interest expense:
     Deposits  97,264                                                 6,120       170,843         6,120
     Borrowings                                                        -            4,342          -           12,071
                                                                    -------       -------       -------       -------

               Total interest expense                                97,264        10,462       170,843        18,191
                                                                    -------       -------       -------       -------

               Net interest income                                  121,497        43,034       234,897        87,694

Provision for loan losses                                            35,088         5,472        48,132         5,472
                                                                    -------      --------       -------       -------

Net interest income after provision
     for loan losses                                                 86,409        37,562       186,765        82,222
                                                                    -------      --------       -------       -------

Noninterest income-
     Service charges on deposit accounts and
          other fees                                                 18,997           849        36,161           849
                                                                    -------     ---------       -------       -------

Noninterest expense:
     Salaries and employee benefits                                  99,265       100,042       186,748       149,605
     Occupancy expense                                               46,139        19,214        83,553        23,453
     Professional fees                                               30,415        14,860        39,935        15,400
     Data processing                                                 23,504        18,111        45,679        18,111
     Litigation expense                                                -             -           89,382          -
     Other                                                           31,622        17,698        58,844        29,452
                                                                    -------       -------       -------       -------

               Total other expense                                  230,945       169,925       504,141       236,021
                                                                    -------       -------       -------       -------

               Loss before income tax benefit                      (125,539)     (131,514)     (281,215)     (152,950)

Income tax benefit                                                  (49,335)      (49,318)     (108,710)      (57,315)
                                                                    -------       -------       -------       -------

               Net loss                                           $ (76,204)      (82,196)     (172,505)      (95,635)
                                                                    =======       =======       =======       =======

Loss per share, basic and diluted                                 $    (.15)         (.16)         (.34)         (.30)
                                                                    =======     =========     =========       =======

Weighted-average number of shares
     outstanding, basic and diluted                                 515,146       512,163       515,013       323,999
                                                                    =======       =======       =======       =======

Dividends per share                                               $    -              -            -             -
                                                                    =======       =======       =======       =======


See Accompanying Notes to Condensed Consolidated Financial Statements.



                                           PSB BANCGROUP, INC. AND SUBSIDIARY

                           Condensed Consolidated Statement of Changes in Stockholders" Equity

                                         For the Six Months Ended June 30, 2000

                                                                                                    Accumulated
                                                                                                       Other
                                                                                                       Compre-
                                                                   Additional                          hensive           Total
                                              Common Stock          Paid-In          Accumulated       Income        Stockholders'
                                           Shares       Amount      Capital            Deficit         (Loss)           Equity
                                           ------       ------     ----------        -----------    -----------      -------------

Balance at December 31, 1999              514,478      $ 5,145      4,587,657          (404,244)      (11,288)        4,177,270
                                                                                                                      ---------

Comprehensive income (loss):
         Net loss (unaudited)                -            -              -             (172,505)         -             (172,505)

         Net change in unrealized
             loss on securities
             available for sale,
             net of income taxes
             of $3,161 (unaudited)           -            -              -                 -           (5,240)           (5,240)
                                                                                                                      ---------

Comprehensive income (loss)
             (unaudited)                                                                                               (177,745)

Issuance of common stock upon
         exercise of warrants
         (unaudited)                          756            7          6,797              -             -                6,804
                                         --------      -------    -----------       -----------     ---------        ----------

Balance at June 30, 2000
         (unaudited)                      515,234      $ 5,152      4,594,454          (576,749)      (16,528)        4,006,329
                                          =======        =====      =========           =======        ======         =========









See Accompanying Notes to Condensed Consolidated Financial Statements.



                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,

                                                                                             2000            1999
                                                                                             ----            ----
Cash flows from operating activities:

     Net loss                                                                          $   (172,505)          (95,635)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                       23,777             1,336
         Provision for loan losses  48,132                                                    5,472
         Deferred income tax benefit                                                       (108,710)          (57,315)
         Net amortization of fees, costs, premiums and discounts                              8,364              -
         Increase in accrued interest receivable and other assets                           (41,318)          (64,070)
         Increase in accrued interest payable and other liabilities                          74,861            50,086
                                                                                          ---------         ---------

               Net cash used in operating activities                                       (167,399)         (160,126)
                                                                                          ---------         ---------

Cash flows from investing activities:

     Purchase of securities held to maturity                                                   -           (1,000,000)
     Purchase of securities available for sale                                           (1,336,154)             -
     Proceeds from maturities of securities held to maturity                                500,000              -
     Purchase of premises and equipment                                                    (962,287)          (44,212)
     Net increase in loans          (3,046,135)                                            (748,915)
     Purchase of Federal Home Loan Bank stock                                                (5,000)           (9,400)
                                                                                          ---------         ---------

               Net cash used in investing activities                                     (4,849,576)       (1,802,527)
                                                                                          ---------         ---------

Cash flows from financing activities:

     Net increase in deposits                                                             2,810,716         2,135,316
     Net decrease in borrowings                                                                -             (465,000)
     Retirement of common stock                                                                -             (177,390)
     Net proceeds from issuance of common stock                                               6,804         4,583,802
                                                                                          ---------         ---------

               Net cash provided by financing activities                                  2,817,520         6,076,728
                                                                                          ---------         ---------

Net (decrease) increase in cash and cash equivalents                                     (2,199,455)        4,114,075

Cash and cash equivalents at beginning of period                                          3,257,670            44,568
                                                                                          ---------         ---------

Cash and cash equivalents at end of period                                             $  1,058,215         4,158,643
                                                                                          =========         =========

Supplemental  disclosure of cash flow  information-
  Cash paid during the period for:
         Interest                                                                      $    110,290            14,110
                                                                                          =========         =========

         Income taxes                                                                  $       -                 -
                                                                                          =========         =========

     Noncash transaction-
         Accumulated other comprehensive income (loss), change
               in unrealized loss on securities available for sale,
               net of tax                                                              $     (5,240)             -
                                                                                          =========         =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       5

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Description of Business and Basis of Presentation
     General.  In  the  opinion  of  management,   the  accompanying   condensed
         consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000, the results of operations for the three- and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

(2)  Loan Impairment and Loan Losses
     No loans were identified as impaired at or during the six months ended June 30, 2000 or 1999. The activity in the allowance for loan losses is as follows:

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                     June 30,
                                                                 -------------------------------------------------
                                                                     2000            1999        2000         1999
                                                                     ----            ----        ----         ----

                Balance at beginning of period                   $ 55,426            -         42,382         -
                Provision for loan losses                          35,088           5,472      48,132        5,472
                                                                   ------           -----      ------        -----

                Balance at end of period                         $ 90,514           5,472      90,514        5,472
                                                                   ======           =====      ======        =====

(3)  Loss Per Share
     Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's common stock equivalents are not dilutive.

(4) Regulatory Matters
     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                      Regulatory
                                                        Actual       Requirement
                                                        ------       -----------
      Total capital to risk-weighted assets              36.75%           8.00%
      Tier I capital to risk-weighted assets             35.83%           4.00%
      Tier I capital to total assets - leverage ratio    26.01%           4.00%

                       PSB BANCGROUP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three- and six-month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
PSB BancGroup, Inc.
Lake City, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of PSB BancGroup, Inc. and Subsidiary (the "Company") as of June 30, 2000, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2000 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 12, 2000

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 2000 and December 31, 1999

Liquidity and Capital Resources

    The Company's primary source of cash during the six months ended June 30, 2000 was from net deposit inflows of $2.8 million. Cash was used primarily to originate loans, net of principal repayments, totaling $3.0 million and to purchase securities available for sale of $1.3 million. At June 30, 2000, the Company had unfunded lines of credit totaling $.5 million and had time deposits of $4.8 million maturing in one year or less. At June 30, 2000, the Bank exceeded its regulatory liquidity requirements.

                    Three Months Ended June 30, 2000 and 1999

Results of Operations

General. Net loss for the three months ended June 30, 2000 was $76,204 or $.15 per basic and diluted share compared to a net loss of $82,196 or $.16 per basic and diluted share for the comparable period in 1999. The Bank commenced operations on April 28, 1999. At June 30, 2000, the Company had not achieved the asset size to operate profitably.

Interest  Income.  Interest  income was $218,761 for the three months ended June
   30, 2000 compared to $53,496 for the comparable period in 1999. Interest income earned on loans was $153,933 for the three months ended June 30, 2000. The average loan portfolio balance was $6.3 million for the three months ended June 30, 2000 and the average yield earned was 9.78%.

Interest Expense. Interest expense on deposits was $97,264 for the three months ended June 30, 2000 compared to $6,120 for the comparable period in 1999. The average balance of interest-bearing deposits was $7.8 million for the three months ended June 30, 2000 and the average cost was 4.98%.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended June 30, 2000 of $35,088 and the allowance for loan losses was $90,514 at June 30, 2000. Management believes the allowance is adequate at June 30, 2000.

Noninterest Expense. Noninterest expense was $230,945 for the three months ended
   June 30, 2000 compared to $169,925 for the three months ended June 30, 1999. Noninterest expense increased due to the overall growth of the Company.

Income Tax Benefit. The income tax benefit for the three months ended June 30, 2000 was $49,335 (an effective rate of 39.3%) compared to $49,318 (an effective tax rate of 37.5%) for the three months ended June 30, 1999.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

                     Six Months Ended June 30, 2000 and 1999

Results of Operations

General. Net loss for the six months ended June 30, 2000 was $172,505 or $.34 per basic and diluted share compared to a net loss of $95,635 or $.30 per basic and diluted share for the comparable period in 1999. The Bank commenced operations on April 28, 1999. At June 30, 2000, the Company had not achieved the asset size to operate profitably.

Interest Income. Interest income was $405,740 for the six months ended June 30, 2000 compared to $105,885 for the comparable period in 1999. Interest income earned on loans was $267,520 for the six months ended June 30, 2000. The average loan portfolio balance was $5.6 million for the six months ended June 30, 2000 and the average yield earned was 9.62%.

Interest Expense. Interest expense on deposits was $170,843 for the six months ended June 30, 2000 compared to $6,120 for the comparable period in 1999. The average balance of interest-bearing deposits was $7.1 million for the six months ended June 30, 2000 and the average cost was 4.84%.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the six months ended June 30, 2000 of $48,132 and the allowance for loan losses was $90,514 at June 30, 2000. Management believes the allowance is adequate at June 30, 2000.

Noninterest Expense.  Noninterest  expense was $504,141 for the six months ended
   June 30, 2000 compared to $236,021 for the six months ended June 30, 1999. A portion of this increase resulted from $89,382 in litigation expenses associated with the civil suit brought against the Company by the former President of the Bank. Noninterest expense also increased due to the overall growth of the Company.

Income Tax Benefit. The income tax benefit for the six months ended June 30, 2000 was $108,710 (an effective rate of 38.7%) compared to $57,315 (an effective tax rate of 37.5%) for the six months ended June 30, 1999.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On September 19, 1999, C.F. Douglas, the Bank's former President and Chief Executive Officer, filed a lawsuit against the Holding Company, the Bank and seven of the eight Bank directors relating to the termination of his employment by the Bank. The lawsuit alleged breach of his employment contract, tortious interference with the contract and a fraudulent inducement regarding his entering into the contract. On March 23, 2000, the parties agreed to amicably settle the lawsuit. The terms of the settlement called for the Company to pay Mr. Douglas a lump sum settlement in an amount less than $90,000 and for Mr. Douglas to fully release all the defendants, as well as all employees, officers and directors of the Holding Company and the Bank, from any and all claims related to his employment.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of PSB BancGroup, Inc. was held on April 18, 2000, to consider the election of two directors each for a term of three years, the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2000 and to approve the Company's Amended 1998 Key Employee Stock Option and Limited Rights Plan.

At the Annual Meeting, 415,356 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of two directors, each for a term of three years:

                                                                     Abstentions
                                                                      and Broker
                                      For        Withheld   Against    Nonvotes
                                     -------     --------   -------  -----------

           John W. Burns III         374,225       41,131       -             -
                                     =======       ======   ========      =====

           Robert M. Eadie           374,225       41,131       -             -
                                     =======       ======   ========      =====

   Proposal II:

   To ratify the appointment of Hacker, Johnson, Cohen & Grieb PA as the Company's independent auditors for the year ending December 31, 2000:

                                                                     Abstentions
                                                                     and Broker
                            For         Withheld      Against        Nonvotes
                           -------      --------      -------        -----------

                           339,469         -            -              75,887
                           =======      =======       ========         ======

   Proposal III:

   To approve the Company's Amended 1998 Employee Stock Option and Limited Rights Plan:

                                                                     Abstentions
                                                                     and Broker
                            For         Withheld      Against        Nonvotes
                          -------      ---------      -------        -----------

                          371,625          -            2,600         41,131
                          =======      =========        =====         ======

                       PSB BANCGROUP, INC. AND SUBSIDIARY

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibit(s) marked by a single asterisk (*) were previously filed as a part of the Holding Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibits marked by a double asterisk (**) were previously filed as part of the Holding Company's Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on May 18, 1998, Registration No. 333-44161 and hereby incorporated by reference. The exhibits marked by a triple asterisk (***) was previously filed as part of the Holding Company's Form 10-QSB as filed with the Securities and Exchange Commission on May 5, 2000 and are hereby incorporated by reference. The exhibit marked by the quadruple asterisk (****) was previously filed as part of the Holding Company's Definitive Form 14-A, as filed with the Securities and Exchange Commission on March 16, 2000 and is hereby incorporated by reference. The exhibit numbers correspond to the exhibit numbers in the referenced documents, except for Exhibit No. 10.7, which was designated Appendix A in the referenced Definitive Form 14-A.

        Exhibit No.        Description of Exhibit

         *3.1         Articles of Incorporation of PSB BancGroup, Inc.
         *3.2         Bylaws of PSB BancGroup, Inc.
         *4.1         Specimen Common Stock Certificate
         *4.2         Specimen Warrant Certificate
         *4.4         PSB Bancgroup, Inc. Warrant Plan
        **4.5         Amended and Restated Warrant Plan
        *10.1         Employment Agreement with Robert W. Woodard
        *10.2         Land Purchase Agreement
       **10.3         Addendum to Land Purchase Agreement
       **10.4         Amended Employment Agreement with Robert W. Woodard
      ***10.6         Employment Agreement with Wesley T. Small
     ****10.7         Amended 1998 Employee Stock Option and Limited Rights Plan
           27         Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PSB BANCGROUP, INC.
                                           (Registrant)





Date:  August 1, 2000                   By: /s/Alton C. Milton, Sr.
      ------------------------             ---------------------------------
                                           Alton C. Milton, Sr.,
                                           Chairman of the Board




Date:  August 1, 2000                   By: /s/Robert W. Woodard
      ------------------------             ---------------------------------
                                           Robert W. Woodard,
                                           President and Chief Executive
                                           Officer (Principal Financial Officer)