Form 10QSB
period 2000-09-30
PSB BANCGROUP INC
filed 2000-11-13
CIK 1052634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---- of 1934

For the quarterly period ended September 30, 2000

---- Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ---------    ---------

Commission file number   333-44161
                         ---------


                               PSB BANCGROUP, INC.
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Florida                                                      59-3454146
-------------------------                                           -----------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                             500 South First Street
                            Lake City, Florida 32025
                           -------------------------
                    (Address of Principal Executive Offices)

                                         (904) 754-0002
                              -------------------------
                (Issuer's Telephone Number, Including Area Code)


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

YES  X     NO
    ----      ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;


Common stock, par value $.01 per share                            515,784 shares
--------------------------------------           -------------------------------
            (class)                              Outstanding at November 1, 2000

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheets -
       At September 30, 2000 (Unaudited) and At December 31, 1999..............2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Nine Months ended September 30, 2000 and 1999.................3

     Condensed Consolidated Statement of Changes in Stockholders" Equity
       (Unaudited) - Nine Months Ended September 30, 2000......................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months Ended September 30, 2000 and 1999...........................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)..........6

     Review by Independent Certified Public Accountants........................7

     Report on Review by Independent Certified Public Accountants..............8

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................9-10

   Item 3. Quantitative and Qualitative Disclosure about Market Risk..........11

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................................12

SIGNATURES....................................................................13

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                  September 30,    December 31,
                                                          2000            1999
                                                          ----            ----
    Assets                                                          (unaudited)


Cash and due from banks                           $    763,439         929,837
Interest-bearing deposits with banks                    26,836         145,833
Federal funds sold                                     497,000       2,182,000
                                                    ----------      ----------

              Total cash and cash equivalents        1,287,275       3,257,670

Securities available for sale                        3,329,470       1,475,027
Securities held to maturity                            500,000       1,000,000
Loans receivable, net of allowance for
    loan losses of $113,249 in
    2000 and $42,382 in 1999                         8,663,400       4,235,120
Accrued interest receivable                             99,027          79,439
Premises and equipment, net                          1,475,109         366,500
Federal Home Loan Bank stock, at cost                   14,400           9,400
Deferred income taxes                                  373,176         250,095
Other assets                                            97,097         122,990
                                                    ----------      ----------

              Total assets                        $ 15,838,954      10,796,241
                                                    ==========      ==========


    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits              1,265,542         907,021
    Savings, NOW and money-market deposits           2,506,347       2,267,127
    Time deposits                                    7,843,341       3,386,261
                                                    ----------      ----------

              Total deposits                        11,615,230       6,560,409

    Accrued interest payable and other liabilities     236,322          58,562
                                                    ----------      ----------

              Total liabilities                     11,851,552       6,618,971
                                                    ----------      -----------

Stockholders' equity:
    Preferred stock                                       -               -
    Common stock                                         5,158           5,145
    Additional paid-in capital                       4,599,398       4,587,657
    Accumulated deficit                               (617,334)       (404,244)
    Accumulated other comprehensive income (loss)          180         (11,288)
                                                    ----------      ----------

              Total stockholders' equity             3,987,402       4,177,270
                                                    ----------      ----------

              Total liabilities and
              stockholders' equity                $ 15,838,954      10,796,241
                                                    ==========      ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited

                                                                 Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                               ----------------------      --------------------
                                                               2000            1999        2000            1999
                                                               ----            ----        ----            ----
Interest income:
     Loans receivable                                       $ 190,183        37,976       457,704        45,521
     Securities                                                59,071        21,604       143,796        22,110
     Other interest-earning assets                              9,650        48,093        63,145       145,927
                                                              -------       -------       -------       -------

               Total interest income                          258,904       107,673       664,645       213,558
                                                              -------       -------       -------       -------

Interest expense:
     Deposits                                                 131,257        23,644       302,101        29,764
     Borrowings                                                   458          -              458        12,071
                                                              -------       -------       -------       -------

               Total interest expense                         131,715        23,644       302,559        41,835
                                                              -------       -------       -------       -------

               Net interest income                            127,189        84,029       362,086       171,723

Provision for loan losses                                      26,710        10,686        74,843        16,158
                                                              -------       -------       -------       -------

Net interest income after provision
     for loan losses                                          100,479        73,343       287,243       155,565
                                                              -------       -------       -------       -------

Noninterest income-
     Service charges on deposit accounts
          and other fees                                       23,416         4,554        59,577         5,403
                                                              -------       -------       -------       -------

Noninterest expense:
     Salaries and employee benefits                           111,064        87,543       297,812       237,148
     Occupancy expense                                         28,778        20,819       112,332        44,272
     Professional fees                                         23,926         4,352        68,243        19,752
     Data processing                                           26,624        14,518        72,303        32,629
     Litigation expense                                       (64,000)         -           25,382          -
     Other                                                     59,376        27,601       113,838        57,053
                                                              -------       -------       -------       -------

               Total other expense                            185,768       154,833       689,910       390,854
                                                              -------       -------       -------       -------

               Loss before income tax benefit                 (61,873)      (76,936)     (343,090)     (229,886)

Income tax benefit                                            (21,289)      (29,185)     (130,000)      (86,500)
                                                              -------       -------       -------       -------

               Net loss                                     $ (40,584)      (47,751)     (213,090)     (143,386)
                                                              =======       =======       =======       =======

Loss per share, basic and diluted                           $    (.08)         (.09)         (.41)         (.37)
                                                              =======       =======       =======       =======

Weighted-average number of shares
     outstanding, basic and diluted                           515,711       513,967       515,248       388,253
                                                              =======       =======       =======       =======

Dividends per share                                        $     -             -             -              -
                                                              =======       =======       =======       =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders" Equity

                  For the Nine Months Ended September 30, 2000


                                                                                              Accumulated
                                                                                                    Other
                                                                                                  Compre-
                                              Common Stock         Additional                     hensive Total
                                           -------------------      Paid-In     Accumulated        Income Stockholders'
                                           Shares       Amount      Capital         Deficit         (Loss)    Equity
                                           ------       ------    ----------- ------------------ --------------------

Balance at December 31, 1999              514,478      $ 5,145    4,587,657        (404,244)      (11,288) 4,177,270
                                                                                                           ---------

Comprehensive income (loss):
         Net loss (unaudited)               -             -           -            (213,090)         -      (213,090)

         Net change in unrealized
             loss on securities
             available for sale,
             net of income taxes
             of $6,919 (unaudited)          -             -           -               -            11,468     11,468
                                                                                                              ------

Comprehensive income (loss)
             (unaudited)                                                                                    (201,622)

Issuance of common stock upon
         exercise of warrants
         (unaudited)                        1,306           13         11,741         -              -        11,754
                                          -------       ------     ----------       -----------  --------  ---------

Balance at September 30, 2000
         (unaudited)                      515,784      $ 5,158      4,599,398      (617,334)          180  3,987,402
                                          =======       ======     ==========       ===========  ========  =========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                               Nine Months Ended
                                                                                                   September 30,
                                                                                               -----------------
                                                                                             2000           1999
                                                                                             ----           ----
Cash flows from operating activities:
     Net loss                                                                            (213,090)      (143,386)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                     41,607          8,120
         Provision for loan losses                                                         74,843         16,158
         Deferred income tax benefit                                                     (130,000)       (86,500)
         Net amortization of fees, costs, premiums and discounts                            9,254          1,373
         Decrease (increase) in accrued interest receivable and
           other assets                                                                     6,305        (88,333)
         Increase in accrued interest payable and other liabilities                       177,760        141,291
                                                                                       ----------    -----------

               Net cash used in operating activities                                      (33,321)      (151,277)
                                                                                       ----------    -----------

Cash flows from investing activities:

     Purchase of securities available for sale                                         (1,832,447)      (525,380)
     Purchase of securities held to maturity                                                -         (1,000,000)
     Proceeds from maturities of securities held to maturity                              500,000          -
     Purchase of premises and equipment                                                (1,150,216)      (110,539)
     Net increase in loans                                                             (4,515,986)    (1,903,269)
     Purchase of Federal Home Loan Bank stock                                              (5,000)        (9,400)
                                                                                       ----------    -----------

               Net cash used in investing activities                                   (7,003,649)    (3,548,588)
                                                                                       ----------    -----------
Cash flows from financing activities:

     Net increase in deposits                                                           5,054,821      4,268,046
     Net decrease in borrowings                                                              -          (465,000)
     Retirement of common stock                                                              -          (177,390)
     Net proceeds from issuance of common stock                                            11,754      4,592,802
                                                                                       ----------    -----------
              Net cash provided by financing activities                                 5,066,575      8,218,458
                                                                                       ----------      ---------

Net (decrease) increase in cash and cash equivalents                                   (1,970,395)     4,518,593

Cash and cash equivalents at beginning of period                                        3,257,670         44,568
                                                                                       ----------    -----------

Cash and cash equivalents at end of period                                            $ 1,287,275      4,563,161
                                                                                       ==========    ===========

Supplemental disclosure of cash flow information- Cash paid during the period for:

         Interest                                                                    $    189,980         23,621
                                                                                       ==========     ==========

         Income taxes                                                                $      -             -
                                                                                       ==========     ==========

     Noncash transaction-
         Accumulated other comprehensive income (loss), change
               in unrealized gain (loss) on securities available
               for sale, net of tax                                                  $     11,468        (11,288)
                                                                                       ==========     ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.


                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Description of Business and Basis of Presentation
     General.  In  the  opinion  of  management,   the  accompanying   condensed
         consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000, the results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

(2)  Loan Impairment and Loan Losses
     No loans were identified as impaired at or during the nine months ended September 30, 2000 or 1999. The activity in the allowance for loan losses is as follows:

                                                                     Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                       ----------------          ---------------
                                                                   2000            1999        2000          1999
                                                                   ----            ----        ----          ----

            Balance at beginning of period                    $  90,515           5,472      42,382           -
            Provision charged to operations                      26,710          10,686      74,843        16,158
            Loan charged-off                                     (3,976)            -        (3,976)          -
                                                                -------         -------     -------       -------

            Balance at end of period                          $ 113,249          16,158     113,249        16,158
                                                                =======         =======     =======       =======

(3)  Loss Per Share
     Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's common stock equivalents are not dilutive.

(4)  Regulatory Matters
     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                      Regulatory
                                                      Actual         Requirement
                                                      ------         -----------

            Total capital to risk-weighted assets     32.16%           8.00%
            Tier I capital to risk-weighted assets    31.14%           4.00%
            Tier I capital to total assets -
            leverage ratio                            21.90%           4.00%

                       PSB BANCGROUP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three- and nine-month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants


The Board of Directors
PSB BancGroup, Inc.
Lake City, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of PSB BancGroup, Inc. and Subsidiary (the "Company") as of September 30, 2000, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2000 and 1999, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 and the related condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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




HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 30, 2000

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources

             Comparison of September 30, 2000 and December 31, 1999

    The Company's primary source of cash during the nine months ended September 30, 2000 was from net deposit inflows of $5.1 million. Cash was used primarily to originate loans, net of principal repayments, totaling $4.5 million and to purchase securities available for sale of $1.8 million. At September 30, 2000, the Company had loan commitments totaling $.9 million, unfunded lines of credit totaling $.5 million and had time deposits of $6.6 million maturing in one year or less. At September 30, 2000, the Bank exceeded its regulatory liquidity requirements.

Results of Operations

          Comparison of Three Months Ended September 30, 2000 and 1999

General. Net loss for the three months ended September 30, 2000 was $40,584 or $.08 per basic and diluted share compared to a net loss of $47,751 or $.09 per basic and diluted share for the comparable period in 1999. The Bank commenced operations on April 28, 1999. At September 30, 2000, the Company had not achieved the asset size to operate profitably.

Interest Income and Expense. Interest income increased by $151,231 from $107,673 for the three months ended September 30, 1999 to $258,904 for the three months ended September 30, 2000. Interest income on loans increased $152,207 primarily due to an increase in the average loan portfolio balance. Interest income on securities increased $37,467 primarily due to an increase in the average securities portfolio balance.

   Interest expense on deposits increased $107,613 to $131,257 for the three months ended September 30, 2000 from $23,644 for the three months ended September 30, 1999. Interest expense on deposits increased primarily due to an increase in the average balance of deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended September 30, 2000 of $26,710 and the allowance for loan losses was $113,249 at September 30, 2000. Management believes the allowance is adequate at September 30, 2000.

Noninterest Expense. Noninterest expense was $185,768 for the three months ended
   September 30, 2000 compared to $154,833 for the three months ended September 30, 1999. Noninterest expense increased due to the overall growth of the Company. The Company recovered $64,000 from its liability insurance carrier for expenses incurred in the litigation initiated by the Bank's former President and Chief Executive Officer and the settlement thereof.

Income Tax Benefit.  The income tax benefit for the three months ended September
   30, 2000 was $21,289 (an effective rate of 34.4%) compared to $29,185 (an effective tax rate of 37.9%) for the three months ended September 30, 1999.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                  Nine Months Ended September 30, 2000 and 1999

General. Net loss for the nine months ended September 30, 2000 was $213,090 or $.41 per basic and diluted share compared to a net loss of $143,386 or $.37 per basic and diluted share for the comparable period in 1999. The Bank commenced operations on April 28, 1999. At September 30, 2000, the Company had not achieved the asset size to operate profitably.

Interest Income and Expense. Interest income increased by $451,087 from $213,558 for the nine months ended September 30, 1999 to $664,645 for the nine months ended September 30, 2000. Interest income on loans increased $412,183, primarily due to an increase in the average loan portfolio balance. Interest income on securities increased $121,686 primarily due to an increase in the average securities portfolio balance.

   Interest expense on deposits increased $272,337, from $29,764 for the nine months ended September 30, 1999 to $302,101 for the nine months ended September 30, 2000. Interest expense on deposits increased primarily due to an increase in the average balance of deposit accounts.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the nine months ended September 30, 2000 of $74,843 and the allowance for loan losses was $113,249 at September 30, 2000. Management believes the allowance is adequate at September 30, 2000.

Noninterest Expense.  Noninterest expense was $689,910 for the nine months ended
   September 30, 2000 compared to $390,854 for the nine months ended September 30, 1999. Noninterest expense increased primarily due to the overall growth of the Company. The Company recovered $64,000 from its liability insurance carrier for expenses incurred in the litigation initiated by the Bank's former President and Chief Executive Officer and the settlement thereof.

Income Tax Benefit.  The income tax benefit for the nine months ended  September
   30, 2000 was $130,000 (an effective rate of 37.9%) compared to $86,500 (an effective tax rate of 37.6%) for the nine months ended September 30, 1999.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PSB BANCGROUP, INC.
                                                        (Registrant)





Date:  November 6, 2000               By: /s/Alton C. Milton, Sr.
      ---------------------------          -----------------------------
                                           Alton C. Milton, Sr.,
                                           Chairman of the Board




Date:  November 6, 2000               By: /s/ Robert W. Woodard
      ---------------------------          -----------------------------
                                           Robert W. Woodard,
                                           President and Chief Executive
                                           Officer (Principal Financial Officer)