Form 10KSB
period 2000-12-31
PSB BANCGROUP INC
filed 2001-03-28
CIK 1052634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                1934 For the Fiscal Year Ended December 31, 2000

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

                                      NONE
                                      ----

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                                      NONE
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Firm 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2000: $1,065,696

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (449,364 shares) on March 3, 2001, was approximately $4,493,640. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the registrant at $10.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 3, 2001: 516,784 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

1. Portions of the Audited Consolidated Financial Statements for the year ended December 31, 2000. (Part II)

2. Portions of Proxy Statement for the 2001 Annual Meeting of Shareholders. (Part III)

                               TABLE OF CONTENTS

Consolidated-- PSB BancGroup, Inc., and its subsidiary are referred to as ("Registrant").



                                                                     Page Number

PART I
Item 1     Business.......................................................     3
Item 2     Properties.....................................................    12
Item 3     Legal Proceedings..............................................    12
Item 4     Submission of Matters to a Vote of Security Holders............    12

PART II
Item 5     Market for Common Equity and Related Stockholder Matters.......    12
Item 6     Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    12
Item 7     Financial Statements and Supplementary Data.................... 22(1)
Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................    22

PART III
Item 9     Directors and Executive Officers of the Registrant............. 22(2)
Item 10    Executive Compensation......................................... 22(2)
Item 11    Security Ownership of Certain Beneficial Owners and Management. 23(2)
Item 12    Certain Relationships and Related Transactions.................... 23

PART IV
Item 13    Exhibits, Financial Statement Schedules, and Reports on........... 23
           Form 8-KSB

--------------------------------
(1) These items are incorporated by reference from Registrant's Audited Consolidated Financial Statements for the year ended December 31, 2000.

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

PSB was incorporated under the laws of the State of Florida on June 30, 1997, to acquire 100 percent of the shares to be issued by the Bank during its organizational stage and to enhance the Bank's ability to serve its future customers' requirements for financial services. PSB provides flexibility for expansion of the Company's banking business through possible acquisitions of other financial institutions and to provide additional banking-related services which a traditional commercial bank may not provide under present laws.

Subsidiaries

As of December 31, 2000, PSB had one subsidiary, Peoples State Bank, a state-chartered commercial bank. The Bank opened for business on April 28, 1999.

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

                             SELECTED FINANCIAL DATA

                   At December 31, or for the Year then Ended
                (Dollars in thousands, except per share figures)

                                                                2000      1999
                                                                ----      ----
     At Year End:
     Cash and Cash Equivalents                               $   600   $ 3,258
     Securities                                                3,896     2,475
     Loans, Net                                               11,154     4,235
     All Other Assets                                          2,090       828
                                                               -----    ------
     Total Assets                                            $17,740   $10,796
                                                              ======    =======

     Deposit Accounts                                        $13,102   $ 6,560
     All Other Liabilities                                       670        59
     Stockholders' Equity                                      3,968     4,177
                                                              ------     -----
     Total Liabilities and Stockholders' Equity              $17,740   $10,796
                                                              ======    =======

     For the Year:
     Total Interest Income                                      $990   $   366
     Total Interest Expense                                      470        91
                                                                ----       ---
     Net Interest Income                                         520       275
     Provision for Loan Losses                                   101        42
                                                                 ---       ---
     Net Interest Income After Provision for Loan Losses         419       233
     Noninterest Income                                           75        12
     Noninterest Expenses                                        936       574
                                                                 ---       ---
     Loss Before Income Tax Credit                              (442)     (329)
     Income Tax Benefit                                         (169)     (124)
                                                                 ---       ---
     Net Loss                                                $  (273)  $  (205)
                                                                 ===       ===
     Basic Loss Per Share                                    $  (.53)  $  (.49)
                                                                 ===       ===
     Diluted Loss Per Share                                  $  (.53)  $  (.49)
                                                                 ===       ===

     Ratios and Other Data:
     Return on Average Assets                                  (1.96%)   (3.32%)
     Return on Average Equity                                  (7.10%)   (6.71%)
     Average Equity to Average Assets                          27.60%    49.42%
     Interest-Rate Spread During the Period                     3.25%     2.10%
     Net Yield on Average Interest-Earning Assets               4.47%     4.64%
     Noninterest Expenses to Average Assets                     6.72%     9.30%
     Ratio of Average Interest-Earning Assets to
        Average Interest-Bearing Liabilities                    1.30%     2.65%
     Nonperforming Loans and Foreclosed Real Estate as
        A Percentage of Total Assets at End of Year                -         -
     Allowance for Loan Losses as a Percentage
        Of Total Loans at End of Year                           1.23%      .99%
     Total Number of Banking Offices                               1         1
     Total Shares Outstanding at End of Year                 515,784   514,478
     Book Value Per Share at End of Year                     $  7.69   $  8.12

Market Area and Competition

Our primary service area is Lake City, Florida. Lake City has been experiencing steady growth in both population and banking deposits in recent years and is the primary commercial and residential center located in the Northern part of Columbia County, Florida. Columbia County maintains a steady commercial, industrial and agricultural base, which has been expanding in recent years. The largest employers in the County include:






      *   Columbia County School                   *   Homes of Merit
      *   VA Medical Center                        *   Lake City Medical Center
      *   Florida Department of Transportation     *   Wal-Mart
      *   Columbia Correctional Center             *   Anderson Columbia Company

Agricultural activities in Columbia County center around the cattle, timber and other farming operations.
There is strong competition among financial institutions in Lake City. There are six commercial banking offices and one savings and loan office within our primary service area. There are five commercial banks with a total of 11 branches operating in Lake City. Of these five banks, one is affiliated with a major bank holding company. There are no savings associations headquartered in Lake City, however, one savings association and one credit union operate two branches in Lake City and one credit union is headquartered here. Financial products are now provided by financial institutions located outside of the primary service area through the Internet. The Company also competes with non-financial institutions such as insurance companies, consumer finance companies, brokerage houses and other business entities that now target once traditional banking business.

We believe that we can meet these competitive challenges by providing prompt, personalized service to our customers. "People" answer our telephones, not voice mail and customers are notified promptly as to whether we can satisfy their loan requests.

Investments

As of December 31, 2000, investment securities, Federal Home Loan Bank Stock and interest-earning deposits in other banks comprised approximately 22.1% of the Company's assets. Net loans comprised approximately 62.9% of the Company's assets. To date, we have invested primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, In addition, the Company enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds.

Deposits

We offer a wide range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificate of deposits with fixed and variable rates and a range of maturity date options. The sources of our deposits are residents, businesses and employees of businesses within our market area. Deposits are generated through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits to meet our loan funding needs. See "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Asset and Liability Management."

Loan Portfolio

We offer a full complement of lending services, which include commercial, consumer/installment and real estate loans.

Commercial lending is directed principally toward businesses whose demands for funds fall within our legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers. These loans are obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses.

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

Our general practice is to not accrue interest on loans delinquent over 90 days, unless fully secured and in the process of collection. The accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received. Non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

As of December 31, 2000, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

The majority of our loans are secured by real estate in Columbia County, Florida. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in the County. See "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Asset and Liability Management."

Loan Loss Reserves

In considering the adequacy of our allowance for loan losses, we considered that as of December 31, 2000, 59.2% of our outstanding loans are in the commercial loan category, including loans secured by commercial real estate. Commercial loans are generally considered by management to have greater risk than other categories of loans in our loan portfolio. However, the majority of these commercial loans at December 31, 2000, were made on a secured basis, with collateral consisting primarily of real estate, accounts receivable, inventory, assignment of mortgages and equipment. We believe that the secured condition of the preponderant portion of our commercial loan portfolio reduces any risk of loss inherently present in commercial loans.

Our consumer loan portfolio at December 31, 2000, consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in our loan loss reserve.

Residential real estate mortgage loans constituted 24.8% of outstanding loans at December 31, 2000. These loans are considered to have minimal risk due to the fact that they represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral or is otherwise covered by private mortgage insurance.

The Bank's Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. The allowance for loan losses represents the cumulative total of monthly provisions for loan losses plus recoveries of amounts previously charged off, less net charge-offs. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believe the collectibility of principal is unlikely. The monthly provision for loan losses is based on our judgment, after considering known and inherent risks in the portfolio, past loss experience of the Company, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market.

The Company maintains an allowance for loan losses at a level that we believe is sufficient to absorb all estimated losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (i) amounts allocated to loans based on collateral type and (ii) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system. At December 31, 2000, $139,000 or 1.23% of outstanding loans had been allocated for loan losses.

Correspondent Banking

Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. We purchase correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

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

Employees

The Company currently employs 10 full time persons, including four officers. Additional persons will be hired as needed.

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

Supervision and Regulation

General.  The Company operates in a highly regulated  environment.  Our business
-------
activities, which are governed by statute, regulation and administrative policies, are supervised by the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

The banking industry is highly regulated, with numerous federal and state laws and regulations governing its activities. The following is a brief summary of the more recent legislation which affect the Company:

In 1999, financial services regulation was significantly reformed with the adoption of the Gramm-Leach-Bliley Act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking regulators. Of significance, the GLA permits Bank Holding Companies
("BHC") that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC"). In addition to activities that are permissible for BHCs and their subsidiaries, the GLA permits FHCs and their subsidiaries to engage in a wide variety of other activities that are "financial in nature" or are incidental to financial activities. These new activities may enable the Company to consider and engage in new lines of business.

The GLA also requires financial institutions to permit, with few exceptions, their customers to "opt out" of having their personal financial information shared with nonaffiliated third parties. The GLA bars financial institutions from disclosing customer account numbers to direct marketers and mandates that institutions provide annual disclosure to their customers regarding the institution's privacy policies and procedures.

PSB is regulated by the Federal Reserve Board under the BHC Act, which requires every BHC to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another BHC. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a BHC must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, PSB may be required to provide financial support for the Bank at a time when, absent such Federal Reserve Board policy, PSB may not deem it advisable to provide such assistance.

As a BHC, PSB is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make examinations of PSB and the Bank.

Having completed a public offering with its shares of common stock registered under the Securities Act of 1933, PSB has chosen to file periodic public disclosure reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, and the regulations promulgated thereunder.

Form 10-KSB is a required annual report that must contain a complete overview of the Company's business, financial, management, regulatory, legal, ownership and organizational status. PSB must file Form 10-KSB by March 31 of each year.

Similarly, Form 10-QSB, must contain information concerning PSB on a quarterly basis. Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submission of any maters to a vote of security holders, must also be reported on Form 10-QSB.

Additionally, if any of six significant events (a change in control, an acquisition or disposition of significant assets, bankruptcy or receivership, a change in certifying accountant, any resignation of directors or a change in fiscal year end) occurs in a period between the filing of Form 10-KSB or a Form 10-QSB, such event must be reported on a Form 8-KSB within 15 days of the event.

When communicating with shareholders, PSB's proxy solicitations for its Annual Meetings of Shareholders must contain certain detailed disclosures regarding the current status of PSB. In addition, PSB's Annual Report must contain certain information, including audited financial statements, similar to what is found on Form 10-KSB.

Individual directors, officers and owners of more than 10% of PSB's common stock, must also file individual disclosures of the amount of PSB securities (stock, options or warrants) they beneficially own and of any transactions in such securities to which they are parties. The initial status of all such individuals was reported on Form 3, securities transactions are reported on Form 4 as they occur, and an annual report of ownership is filed on Form 5. In certain instances, the filing of a Form 4 or a Form 5 can relieve the reporting individual of their duty to file the other.

As a state-chartered bank, we are subject to the supervision of the Department, the FDIC and the Federal Reserve Board. With respect to expansion, the Bank may establish branch offices anywhere within the State of Florida. The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. As a subsidiary of PSB, the Bank is subject to restrictions under federal law in dealing with PSB and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

The Company is subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 2000, our total risk-based capital and Tier 1 to risk-weighted assets capital ratios were 27.24% and 26.17%, respectively. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% Tier 1 capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a BHC) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the BHC is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The FDICIA requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying:

      *  maximum classified assets to capital ratios;
      *  minimum earnings sufficient to absorb losses without impairing capital;
      * to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and
      * such other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

Finally, each federal banking agency is required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal shareholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.

In response to the directive issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:

                                                              Total Risk -          Tier I Risk -        Tier I
                                                            Based Capital          Based Capital        Leverage
                                                                Ratio                  Ratio               Ratio
                                                            ---------------        --------------       ---------
         Well capitalized (1)                                   10%                      6%                 5%
         Adequately capitalized (1)                              8%                      4%                 4%(2)
         Undercapitalized (3)                                 <  8%                   <  4%              <  4%
         Significantly Undercapitalized (3)                   <  6%                   <  3%              <  3%
         Critically Undercapitalized                             -                       -               <  2%

         (1)      An institution must meet all three minimums.
         (2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
         (3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

Based upon the above regulatory ratios, the Bank is considered to be well capitalized.

The FDICIA also provided that banks must meet new safety and soundness standards. In order to comply with the FDICIA, the Federal Reserve Board and the FDIC adopted a rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the Act implements were designed to bolster and protect the deposit insurance fund.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle Act"), restrictions on interstate acquisitions of banks by BHCs were repealed on September 29, 1995, such that any out-of-state BHC would be able to acquire and consolidate any Florida-based bank, subject to certain deposit percentage and other restrictions on or after the effective date of the Riegle Act. The legislation also provides that, unless an individual state elected beforehand either:


          *    to accelerate the effective date; or
          * to prohibit out-of-state banks from operating interstate branches within its territory.

Currently, adequately capitalized and managed BHCs are able to consolidate multiple interstate banks. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws. Florida has adopted legislation which permits interstate acquisitions and interstate branching. Florida law prohibits de novo branching into Florida by out-of-state banks.

The scope of regulation and permissible activities of the Company is subject to change by future federal and state legislation.

ITEM 2. - DESCRIPTION OF PROPERTY

The Bank's permanent facility is located at 500 South First Street, Lake City, Florida. The facility is a one-story, 5,487 square foot bank building.

ITEM 3. - LEGAL PROCEEDINGS

There are no material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

During the period covered by this report and to date, there has been no established public trading market for Registrant's common stock.

As of March 3, 2001, the approximate number of holders of record of PSB's common stock was 200. The exact number is not known since some of the shares are held by brokers in street name. To date, PSB has not paid any dividends on its common stock. It is the present policy of the Board of Directors to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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

                          Years Ended December 31, 2000

General

PSB BancGroup, Inc. ("PSB") was incorporated on June 30, 1997. PSB owns 100% of the outstanding common stock of Peoples State Bank (the "Bank"). Collectively, PSB and the Bank are referred to as the "Company". PSB's only business is the ownership and operation of the Bank.

The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to businesses and individuals in Columbia County, Florida.

Credit Risk

Our primary business is making commercial, business, consumer and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While underwriting guidelines and credit review procedures have been instituted to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2000, the Company had no nonperforming assets. During the year ended December 31, 2000, the Company charged off $4,000 in loans. The Company had no charge-offs during 1999.

The following table presents information regarding the Company's total allowance for losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                    At December 31,
                                                    Loans to Total
                                                ----------------------
                                                2000                1999
                                                -----               ----
                                        Amount       Loans    Amount       Loans
                                        ------       -----    ------       -----
   Commercial Real Estate Loans            $ 63      35.8%      $ 23       53.9%
   Residential Real Estate Loans             34      24.8          5       13.0
   Commercial Loans                          37      23.4          8       18.0
   Consumer Loans                             5      16.0          6       15.1
                                           ----      ----        ---       ----

   Total Allowance for Loan Losses         $139     100.0%      $ 42      100.0%
                                            ===     =====       ====      =====

The allowance for loan losses represented 1.23% of the total loans outstanding at December 31, 2000.

The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
                                          At December 31,        At December 31,
                                               2000                     1999
                                          ---------------        ---------------
                                                    % of                   % of
                                       Amount       Total    Amount        Total
                                       ------       -----    ------        -----
   Commercial Real Estate             $ 4,049       35.8%   $ 2,311        53.9%
   Residential Real Estate              2,810       24.8        558        13.0
   Commercial                           2,646       23.4        770        18.0
   Consumer                             1,816       16.0        645        15.1
                                        -----       ----      -----        ----

                                       11,321      100.0%     4,284       100.0%
                                                   =====                  =====
   Less:
   Net Deferred Loan Fees                 (28)                   (7)

   Allowance for Loan Losses             (139)                  (42)
                                         -----

   Loans, net                         $11,154               $ 4,235
                                       ======                 =====



Liquidity and Capital Resources

The Company's primary source of cash during the year ended December 31, 2000, was from net deposit inflows of $6.5 million. Cash was used primarily to purchase investment securities, to originate loans and to fund construction of a permanent building. Outstanding loan commitments at December 31, 2000, totaled $1.1 million and we exceeded our regulatory liquidity requirements.

The following table sets forth the carrying value of the Company's securities portfolio:

                                                           At December 31
                                                           --------------
                                                            (In thousands)
                                                        2000               1999
                                                        ----               ----
     Securities Available for Sale -
     U.S. Government Agency Securities                 $ 3,566           $ 1,475
              Mortgage-backed Security                     330                 -
                                                        ------             -----
              Total                                    $ 3,896           $ 1,475
                                                        ======             =====
     Securities Held to Maturity -
     U.S. Government Agency Securities                 $     -           $ 1,000
                                                             -                 -
                                                        ------             =====
              Total                                    $     -           $ 1,000
                                                        ======             =====

The following table sets forth, by maturity distribution at December 31, 2000 and 1999, certain information pertaining to the securities portfolio as follows (dollars in thousands):

                                                                            After One Year
At December 31, 2000:                           One Year or Less             to Five Years                Total
                                                ----------------            --------------                -----
                                             Carrying      Average       Carrying      Average      Carrying      Average
                                              Value         Yield         Value         Yield        Value         Yield
                                             --------      -------       --------      -------      --------      -------
Securities Available For Sale -
     U.S. Government Agency
         Securities                          $1,000         5.94%         $2,566        6.35%        $3,566        6.21%
                                             =======        =====         ======        =====
     Mortgage-backed Security                                                                           330        5.50
                                                                                                      -----
         Total                                                                                       $3,896        6.17%
                                                                                                     ======        ====



                                                                            After One Year
At December 31, 1999:                           One Year or Less             to Five Years                 Total
                                                ----------------            --------------                 -----
                                             Carrying      Average       Carrying      Average      Carrying      Average
                                              Value         Yield         Value         Yield        Value         Yield
                                             --------      -------       --------      -------      --------      -------
Securities Available For Sale -
     U.S. Government Agency
         Securities                           $  -             - %        $1,475        6.45%        $1,475        6.45%
                                               ====          ====         ======        ====         ======        ====
Securities Held To Maturity -
     U.S. Government Agency
         Securities                           $ 500          5.21%        $  500        5.58%        $1,000        5.39%
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




                            [TABLE FOLLOWS THIS PAGE]


                                                         Year Ended December 31, 2000              Year Ended December 31, 1999
                                                         ----------------------------              ----------------------------
                                                                                                          Interest
                                                   Average     Interest and      Average       Average      and       Average
                                                   Balance       Dividends      Yield/Rate     Balance    Dividends   Yield/Rate
                                                   -------     ------------     ----------     -------    ---------   ----------
                                                                               (Dollars in thousands)
Interest-Earning Assets:
  Loans                                            $ 7,305          $  716           9.80%      $1,357      $ 131        9.65%
  Securities                                         3,226             207           6.42%         930         58        6.24%
  Other Interest-Earning Assets (1)                  1,090              67           6.15%       3,661        177        4.83%
                                                     -----              --                       -----        ---
         Total Interest-Earning Assets              11,621             990           8.52%       5,948        366        6.15%
                                                                       ===                                    ---
Noninterest-Earning Assets                           2,313                                         236
                                                     -----                                         ---
Total Assets                                        13,934                                       6,184
                                                    ======                                       =====
Interest-Bearing Liabilities:
   Savings, Money Market and
NOW Deposits                                       $ 2,424           $  74           3.05%      $  813      $ 20         2.46%
   Certificates of Deposit                           6,443             394           6.11%       1,297        59         4.55%
   Other Borrowings                                     38               2           7.89%         136        12         8.82%
                                                    ------           -----                         ---        --         ----
Total Interest-Bearing Liabilities                   8,905             470           5.27%       2,246        91         4.05%
                                                                       ---                                    --
Noninterest Bearing Demand Deposits                  1,056                                         614

Other Noninterest-Bearing Liabilities                  127                                         268

Stockholders' Equity                                 3,846                                       3,056
                                                     -----                                       -----

Total Liabilities and Stockholders' Equity
                                                   $13,934                                      $6,184
                                                    ======                                       =====
Net Interest/Dividend Income                                         $ 520                                  $275
                                                                       ===                                   ===
Interest-Rate Spread (2)                                                             3.25%                               2.10%
                                                                                     =====                               =====
Net Interest Margin (3)                                                              4.47%                               4.64%
                                                                                     =====                               =====
Ratio of Average Interest -Earning Assets to
Average Interest-Bearing Liabilities                  1.30                                        2.65
                                                      ====                                        ====
-----------------------------

(1) Includes interest-bearing deposits, federal funds and federal home loan bank stock sold.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income dividend by average interest-earning assets.


Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).


                           [TABLE FOLLOWS THIS PAGE]




                                                               Year Ended December 31, 2000 vs. 1999:
                                                                        Increase (Decrease) Due to

                                                          Rate         Volume         Rate/           Total
                                                          ----         ------         Volume          -----
                                                                                      ------
                                                                           (In thousands)
Interest-earning assets:
         Loans                                           $   2         $ 574         $     9         $  585
         Securities                                          2           143               4            149
         Other interest-earning assets                      48          (124)             (34)         (110)
                                                          ----           ---               --           ---

                  Total                                     52           593              (21)          624
                                                          ----           ---               --           ---

Interest-bearing liabilities:
   Deposits:
         Savings, money-market and NOW deposits              5            39               10            54
         Certificates of deposit                            20           234               81           335
         Other Borrowings                                   (1)           (9)               -           (10)
                                                          ----           ---              ---           ---

                  Total                                     24           264               91           379
                                                          ----           ---               --           ---

Net change in net interest income                        $  28         $ 329         $   (112)       $  245
                                                          ====           ===              ===           ===



         Results of Operations For Year Ended December 31, 2000 and 1999

General. Net loss for the year ended December 31, 2000, was $273,110 or $.53 per basic and diluted share compared to a net loss of $205,437 or $.49 per basic and diluted share for the comparable period in 1999 The Bank commenced operations on April 28, 1999. At December 31, 2000, the Company had not achieved the asset size to operate profitably.

Interest Income and Expense. Interest income increased $623,464 from $336,992 for the year ended December 31, 1999 to $990,456 for the year ended December 31, 2000. Interest income on loans increased $585,442, primarily due to an increase in the average loan portfolio balance. Interest income on securities increased $149,358 primarily due to an increase in the average securities portfolio balance. Interest income on other interest earning assets decreased $111,336 due to a decrease in the average balance of other interest earning assets.

     Interest expense on deposits increased $388,796, from $79,226 for the year ended December 31, 1999 to $468,022 for the year ended December 31, 2000. Interest expense on deposits increased primarily due to an increase in the average balance of deposit accounts.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2000 of $100,818 and the allowance for loan losses was $139,224 at December 31, 2000. Management believes the allowance is adequate at December 31, 2000.

Noninterest  Expense.  Noninterest  expense  was  $936,459  for  the  year ended
     December 31, 2000, compared to $574,814 for the year ended December 31, 1999. Noninterest expense increased primarily due to the overall growth of the Company.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2000 was $169,000 (an effective rate of 38.2%) compared to $124,000 (an effective tax rate of 37.6%) for the year ended December 31, 1999.

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

The following table sets froth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):


                            [TABLE FOLLOWS THIS PAGE]







                                                               More Than       More Than    More Than    More
                                                              Three Months    Six Months    One Year     Than      Over
                                                   Three           to           to One      to Five      Five      Ten
                                                   Months      Six Months        Year        Years       Years     Years   Total
                                                   ------     ------------    ----------    ---------    -----     -----   -----
     Loans (1):
          Variable Rate                           $ 2,453      $   367        $   769       $ 4,182     $   88    $    -   $ 7,859
          Fixed Rate                                  170          183            367         2,268        241       233     3,462
                                                    -----          ---           ----         -----        ---       ---     -----
                Total Loans                         2,623          550          1,136         6,450        329       233    11,321
     Interest-Bearing Deposits                          5            -              -             -          -         -         5
     Securities (2)                                     -            -            999         2,897          -        14     3,910
                                                    -----          ---          -----         -----        ---       ---    ------
                                                        -
                Total Rate-Sensitive Assets       $ 2,628      $   550        $ 2,135       $ 9,347     $  329    $  247   $15,236
                                                   ======          ===          =====         =====        ===       ===    ======
     Deposit Accounts (3):
        Savings, NOW and Money Market
          Deposits                                $ 2,954      $     -        $     -       $     -     $    -    $    -   $ 2,954
        Time Deposits                               2,115        1,110          4,618         1,094          -         -     8,937
        Federal Funds Purchased                       245            -              -             -          -         -       245
                                                    -----        -----          -----         -----        ---       ---



                Total Rate-Sensitive              $ 5,314      $ 1,110        $ 4,618       $ 1,094     $    -    $    -   $12,136
                                                    =====        =====          =====         =====        ===       ===    ======
     Liabilities
     GAP Repricing Differences                    $(2,686)     $  (560)       $(2,483)      $ 8,253     $  329    $  247   $ 3,100
                                                    =====          ===          =====         =====        ===       ===     =====
     Cumulative GAP                               $(2,686)     $(3,246)       $(5,729)      $ 2,524     $2,853    $3,100   $ 3,100
                                                    =====        =====          =====         =====      =====     =====     =====
     Cumulative GAP/Total Assets                    (15.1)%      (18.3)%        (32.3)%        14.2%      16.1%     17.5%  $ 3,100
                                                     ====         ====           ====          ====       ====      ====     =====
       --------------------------

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

The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 2000 (in thousands):


                                                             Residential    Commercial Real
                                               Commercial      Mortgage        Estate         Consumer
  Years Ending December 31,                      Loans          Loans           Loans           Loans       Total
  -------------------------                    ----------    -----------    ---------------   --------      ------
  2001                                          $ 1,649        $   231           $ 1,976       $  773      $ 4,629
  2002                                              279            146               164          357          946
  2003                                              261            136               159          311          867
  2004                                              271            493             1,050          248        2,062
  2005 & Beyond                                     186          1,804               700          127        2,817
                                                    ---          -----               ---          ---        -----
  Total                                         $ 2,646        $ 2,810           $ 4,049       $1,816      $11,321
                                                  =====          =====             =====        =====       ======




Of the $6.7 million of loans due after 2001, 35.5% of these loans have fixed interest rates and 64.5% have adjustable interest rates.

The following table sets forth total loans originated and repaid at the dates indicated (in thousands):

                                                        Year Ended December 31,
                                                     2000                  1999
                                                     ----                  ----
     Originations:
     Commercial Loans                               $1,437               $  810
     Commercial Real Estate Loans                    2,923                2,402
              Residential Mortgage Loans             2,201                  725
     Consumer Loans                                  1,697                  685
                                                     -----                -----
                                                     8,258                4,622
     Total Loans Originated                         (1,221)                (338)
     Principal Reductions                            -----                  ---
                                                    $7,037               $4,284
     Increase In Total Loans                         =====                ======

The following table sets forth information with respect to activity in the Company's allowance for credit losses during the period indicated:

                                                         Year Ended December 31,
                                                          2000             1999
                                                          ----             ----
                                                             (In thousands)

     Allowance of beginning of period                     $ 42            $   -
                                                           ---              ---

     Charge-offs:
          Commercial real estate loans                    $  -            $   -
          Residential real estate loans                      -                -
          Commercial loans                                   -                -
          Consumer loans                                    (4)               -
                                                           ---              ---
                       Total charge-offs                    (4)               -
                                                           ---              ---
     Recoveries:
          Commercial real estate loans                    $  -            $   -
          Residential real estate loans                      -                -
          Commercial loans                                   -                -
          Consumer loans                                     -                -
                                                           ---              ---
                       Total recoveries                      -                -
                                                           ---              ---
     Provision for loan losses charged to operations     $ 101            $  42
                                                           ---              ---
     Allowance at end of period                          $ 139            $  42
                                                           ===              ===

     Ratio of net charge-offs during the period
     to average loans outstanding during period            .05%               -
                                                           ===              ===
     Allowance for loan losses as a percentage
     of non-performing loans                                 0%               0%
                                                           ===              ===

The following table shows the distribution of, and certain other information relating to, the Company's deposit accounts by type (dollars in thousands):


                                                          At December 31,
                                        -----------------------------------------------
                                                2000                        1999
                                        ---------------------       -------------------
                                                       % of                       % of
                                        Amount       Deposits       Amount      Deposits
                                        ------       --------       ------      --------
Noninterest-Bearing Demand Deposits    $ 1,211          9.3%        $ 907         13.8%
NOW Deposits                               789          6.0           749         11.5
Money Market Deposits                    1,885         14.4         1,410         21.5
Savings Deposits                           280          2.1           108          1.6
                                         -----          ---           ---          ---
Subtotal                                 4,165         31.8         3,174         48.4
                                         -----         ----         -----         ----
Certificate of Deposits:
5.00% - 5.99%                              579          4.4           944         14.4
6.00% - 6.99%                            8,145         62.2         2,018         30.7
7.00% - 7.99%                              213          1.6           424          6.5
                                         -----          ---           ---          ---
Total Certificates of Deposit (1)        8,937         68.2         3,386         51.6
                                         -----         ----         -----         ----
Total Deposit                          $13,102        100.0%      $ 6,560        100.0%
                                        ======        =====         =====        =====
--------------------------

(1)abIncluded individual retirement accounts ("IRAs") totaling $653,000 and $264,000 at December 31, 2000 and 1999, respectively, all of which are in the form of certificates of deposit.


Jumbo certificates ($100,000 and over) mature as follows (in thousands):

                                                               At December 31,
                                                             -------------------
                                                              (In thousands)
                                                         2000               1999
                                                         ----               ----
            Due Three Months or Less                   $  323             $    -
            Due Over Three Months to Six Months           730                400
            Due Over Six Months to One Year               978                801
            Due Over One Year                             200                  -
                                                          ---              -----
            Total                                      $2,231             $1,201
                                                       ======             ======

The following table sets forth the net deposit flows of the Company during the year indicated:

                                                               At December 31,
                                                             -------------------
                                                               (In thousands)
                                                             2000          1999
                                                             ----          ----
             Net increase before interest credited         $6,884        $6,599
             Net increase credited                           (342)          (39)
                                                              ---           ---
             Net deposit increase                           6,542         6,560
                                                            =====         =====


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

ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant hereby incorporates by reference the Report of the Independent Auditors and the 1999 and 2000 Audited Consolidated Financial Statements filed as Exhibit 22.1 under Item 13 herein.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None.

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Registrant hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meeting" contained at pages 4 through 7 of the Proxy Statement filed as Exhibit 99.1 under Item 13 herein.

ITEM 10. - EXECUTIVE COMPENSATION

Registrant hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 7 through 10 of the Proxy Statement filed as
Exhibit 99.1 under Item 13 herein.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners
         Registrant hereby incorporates by reference the sections entitled "Security Ownership of Certain beneficial Owners" and "Election of Directors" contained at pages 2 through 7 of the Proxy Statement filed as Exhibit 99.1 under Item 13 herein.

(b)      Security Ownership of Management
         Registrant hereby incorporates by reference the section entitled "Election of Directors" contained at pages 4 through 7 of the Proxy Statement filed as Exhibit 99.1 under Item 13 herein.

(c)      Changes in Control
         Management is not aware of any arrangements, including any pledge by any person of securities of Registrant, which the operation of may, at a subsequent date, result in a change of control of the Company.


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has $869,000 of loans outstanding to the PSB's directors, executive officers, their associates and members of the immediate families of such directors and executive officers.

                                     PART IV


ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits.  The  following  exhibits  are  filed  with  or  incorporated  by
     --------
     reference  into this report.  The  exhibits  which are  denominated  by: an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from PSB's Registration Statement on Form SB-2 under the Securities Act of 1933, and declared effective with the Securities and Exchange Commission ("SEC") on June 8, 1998, Registration No. 333-44161; two asterisks (**) were previously filed as a part of, and are hereby incorporated by reference from PSB's Form 10-KSB filed with the SEC on March 21, 2000; and three asterisks (***) were filed with PSB's Form 14-A filed with the SEC on March 23, 2001. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

     Exhibit No.                                      Description of Exhibit
     ---------------------------------------------------------------------------

     *  3.1       Articles of Incorporation of PSB
     *  3.2       Bylaws of PSB
     *  4.1       Specimen Common Stock Certificate
     *  4.2       Specimen Warrant Certificate
     *  4.4       PSB's January 9, 1998 Warrant Plan
     * 10.1       Employment  Agreement  by  and  among PSB, the Bank and Robert
                  W. Woodard
     * 10.2       Land Purchase Agreement
    ** 10.3       Employment  Agreement  by  and  among PSB, the Bank and Wesley
                  T. Small
       22.1       Audited  Consolidated Financial Statements for the years ended
                  December 31, 2000 and 1999
   *** 99.1       PSB's 2000 Annual Meeting Proxy Statement



(b)  Reports  on Form 8-KSB.  Registrant  did not file any reports on Form 8-KSB
     ----------------------
during the last quarter of 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PSB BancGroup, Inc.

Dated: March 23, 2001            By:      /s/ Alton C. Milton, Sr.
                                          --------------------------------------
                                          Alton C. Milton, Sr.
                                          Chairman of the Board

Dated: March 23, 2001            By:      /s/ Robert W. Woodard
                                          --------------------------------------
                                          Robert W. Woodard
                                          Chief Executive Officer, President and
                                              Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ John W. Burns, III                                            March 23, 2001
--------------------------------------------
JOHN W. BURNS, III
Class I Director


/s/ Robert M. Eadie                                               March 23, 2001
--------------------------------------------
ROBERT M. EADIE
Class I Director


/s/ Shipla U. Mhatre                                              March 23, 2001
--------------------------------------------
SHIPLA U. MHATRE
Class II Director


/s/ Alton C. Milton, Jr.                                          March 23, 2001
--------------------------------------------
ALTON C. MILTON, JR.
Class II Director


/s/ Alton C. Milton, Sr.                                          March 23, 2001
--------------------------------------------
ALTON C. MILTON, SR.
Chairman of the Board and Class III Director


/s/ Andrew T. Moore                                               March 23, 2001
--------------------------------------------
ANDREW T. MOORE
Class III Director


/s/ Robert W. Woodard                                             March 23, 2001
--------------------------------------------
ROBERT W. WOODARD
Chief Executive Officer, President
       and Principal Financial Officer


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                 PSB's Audited Consolidated Financial Statements
                  are included as Exhibits 22.1 of this filing.