Form 10QSB
period 2001-03-31
PSB BANCGROUP INC
filed 2001-05-04
CIK 1052634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from           to
                               ---------    ---------

Commission file number   333-44161
                       ------------


                               PSB BANCGROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Florida                                                 59-3454146
-------------------------                                    ----------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                             500 South First Street
                            Lake City, Florida 32025
                            ------------------------
                    (Address of Principal Executive Offices)

                                 (904) 754-0002
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

            ----------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES [X]  NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                  516,784 shares
--------------------------------------     -------------------------------------
              (class)                           Outstanding at April 17, 2001

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements                                               Page
                                                                            ----
   Condensed Consolidated Balance Sheets -
     At March 31, 2001 (Unaudited) and At December 31, 2000....................2

   Condensed Consolidated Statements of Operations (Unaudited) -
     Three Months ended March 31, 2001 and 2000................................3

   Condensed Consolidated Statement of Changes in Stockholders' Equity
     (Unaudited) - Three Months Ended March 31, 2001...........................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Three Months Ended March 31, 2001 and 2000................................5

   Notes to Condensed Consolidated Financial Statements (Unaudited)............6

   Review by Independent Certified Public Accountants..........................7

   Report on Review by Independent Certified Public Accountants................8

 Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations................................................9-12

PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K....................................13

SIGNATURES....................................................................14

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets




                                                                                            March 31,      December 31,
                                                                                            ---------      ------------
    Assets                                                                                    2001            2000
                                                                                              ----            ----
                                                                                           (Unaudited)


Cash and due from banks                                                                   $   762,739          595,031
Interest-bearing deposits with banks                                                              521            4,590
Federal funds sold                                                                          2,584,000            -
                                                                                           ----------       ----------

              Total cash and cash equivalents                                               3,347,260          599,621

Securities available for sale                                                               3,954,432        3,896,400
Loans, net of allowance for loan losses of $204,771 in
    2001 and $139,224 in 2000                                                              12,299,788       11,153,659
Premises and equipment, net                                                                 1,467,084        1,457,695
Accrued interest receivable                                                                   123,787          149,257
Federal Home Loan Bank stock, at cost                                                          24,800           14,400
Deferred income taxes                                                                         412,639          387,808
Other assets                                                                                   93,610           80,734
                                                                                           ----------       ----------

              Total assets                                                                $21,723,400       17,739,574
                                                                                           ==========       ==========


    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                     1,378,849        1,211,172
    Savings, NOW and money-market deposits                                                  3,281,593        2,953,923
    Time deposits                                                                          12,807,489        8,936,588
                                                                                           ----------       ----------

              Total deposits                                                               17,467,931       13,101,683

    Federal funds purchased                                                                       -            245,000
    Other liabilities                                                                         318,166          425,120
                                                                                           ----------       ----------

              Total liabilities                                                            17,786,097       13,771,803
                                                                                           ----------       ----------

Stockholders' equity:
    Preferred stock                                                                               -                -
    Common stock                                                                                5,168            5,158
    Additional paid-in capital                                                              4,608,388        4,599,398
    Accumulated deficit                                                                      (751,909)        (677,354)
    Accumulated other comprehensive income                                                     75,656           40,569
                                                                                           ----------       ----------

              Total stockholders' equity                                                    3,937,303        3,967,771
                                                                                           ----------       ----------

              Total liabilities and stockholders' equity                                  $21,723,400       17,739,574
                                                                                           ==========       ==========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                         2001          2000
                                                                         ----          ----
Interest income:
    Loans                                                            $ 271,406      113,587
    Securities                                                          62,774       38,378
    Other interest-earning assets                                       22,068       35,014
                                                                       -------      -------

              Total interest income                                    356,248      186,979
                                                                       -------      -------

Interest expense:
    Deposits                                                           203,817       73,579
    Borrowings                                                           2,362          -
                                                                       -------      -------

              Total interest expense                                   206,179       73,579
                                                                       -------      -------

Net interest income                                                    150,069      113,400

              Provision for loan losses                                 65,547       13,044
                                                                       -------      -------

Net interest income after provision for loan losses                     84,522      100,356
                                                                       -------      -------

Noninterest income:
    Service charges on deposit accounts                                 13,444        7,108
    Other service charges and fees                                       5,122       10,056
    Other                                                               12,402          -
                                                                       -------      -------

              Total noninterest income                                  30,968       17,164
                                                                       -------      -------

Noninterest expenses:
    Salaries and employee benefits                                     114,662       87,483
    Occupancy expense                                                   38,729       37,414
    Professional fees                                                   16,480        9,520
    Data processing                                                     23,791       22,175
    Litigation expense                                                  -            89,382
    Other                                                               42,383       27,222
                                                                       -------      -------

              Total noninterest expenses                               236,045      273,196
                                                                       -------      -------

              Loss before income tax benefit                          (120,555)     155,676)
Income tax benefit                                                     (46,000)     (59,375)
                                                                       -------      -------

              Net loss                                               $ (74,555)     (96,301)
                                                                       =======      =======

Loss per share, basic and diluted                                    $    (.14)        (.19)
                                                                       =======      =======

Weighted-average number of shares outstanding, basic and diluted       515,926      514,881
                                                                       =======      =======

Dividends per share                                                  $     -           -
                                                                       =======      =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                           PSB BANCGROUP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                    For the Three Months Ended March 31, 2001


                                                                                                  Accumulated
                                                                                                      Other
                                              Common Stock         Additional                        Compre-          Total
                                           -------------------      Paid-In        Accumulated      hensive       Stockholders'
                                           Shares       Amount      Capital         Deficit          Income           Equity
                                           ------       ------    -----------   ------------------ ----------    --------------

Balance at December 31, 2000              515,784      $ 5,158      4,599,398        (677,354)       40,569         3,967,771
                                                                                                                    ---------
Comprehensive income (loss):
         Net loss (unaudited)                -            -             -             (74,555)         -              (74,555)

         Net change in unrealized
             gain on securities
             available for sale,
             net of income taxes
             of $21,169 (unaudited)          -            -             -              -             35,087            35,087
                                                                                                                    ---------

Comprehensive income (loss)
             (unaudited)                                                                                              (39,468)
                                                                                                                    ---------

Proceeds from issuance of common
         stock, exercise of warrants
         (unaudited)                        1,000           10          8,990            -             -                9,000
                                         --------       ------    -----------       -----------     ---------       ---------

Balance at March 31, 2001
         (unaudited)                      516,784      $ 5,168      4,608,388        (751,909)       75,656         3,937,303
                                          =======        =====    ===========       ===========     =========       =========















See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              ------------------
                                                                                              2001          2000
                                                                                              ----          ----
Cash flows from operating activities:
    Net loss                                                                             $  (74,555)     (96,301)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                       13,223        3,789
         Provision for loan losses                                                           65,547       13,044
         Deferred income tax benefit                                                        (46,000)     (59,375)
         Net amortization of loan fees, premiums and discounts                                 (910)       2,887
         Decrease in accrued interest receivable and
              other assets                                                                   12,594       12,338
         (Decrease) increase in other liabilities                                          (106,954)      40,482
                                                                                            -------     --------

                  Net cash used in operating activities                                    (137,055)     (83,136)
                                                                                            -------     --------

Cash flows from investing activities:
    Net increase in loans                                                                (1,212,542)  (1,259,633)
    Purchase of Federal Home Loan Bank stock                                                (10,400)      (5,000)
    Purchase of premises and equipment                                                      (22,612)    (377,374)
                                                                                            -------    ---------

                  Net cash used in investing activities                                  (1,245,554)  (1,642,007)
                                                                                          ---------    ---------

Cash flows from financing activities:
    Net increase in deposits                                                              4,366,248    1,733,897
    Net decrease in federal funds purchased                                                (245,000)         -
    Net proceeds from issuance of common stock                                                9,000        5,004
                                                                                          ---------    ---------

                  Net cash provided by financing activities                               4,130,248    1,738,901
                                                                                          ---------    ---------

Net increase in cash and cash equivalents                                                 2,747,639       13,758

Cash and cash equivalents at beginning of period                                            599,621    3,257,670
                                                                                          ---------    ---------

Cash and cash equivalents at end of period                                               $3,347,260    3,271,428
                                                                                          =========    =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                                        $  150,379       34,552
                                                                                          =========    =========

         Income taxes                                                                    $      -            -
                                                                                          =========    =========

    Noncash transaction-
         Accumulated other comprehensive income, change in
              unrealized gain on securities available for sale, net of tax               $   35,087       (1,540)
                                                                                          =========    =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Description of Business and Basis of Presentation
     In the  opinion  of management,  the  accompanying  condensed  consolidated financial statements contain all adjustments  (consisting  principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     PSB BancGroup,  Inc.  ("PSB")  was  incorporated on June 30, 1997. PSB owns
          100% of the outstanding common stock of Peoples State Bank (the "Bank") (collectively the "Company"). PSB was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on April 28, 1999 and provides community banking services to businesses and individuals in Lake City, Florida.

(2)  Loan Impairment and Loan Losses
     No loans  were  identified  as impaired at or during the three months ended
          March 31, 2001 or 2000. The activity in the allowance for loan losses is as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                              2001          2000
                                                              ----          ----

                Balance at beginning of period           $ 139,224        42,382
                Provision for loan losses                   65,547        13,044
                                                           -------        ------

                Balance at end of period                 $ 204,771        55,426
                                                           =======        ======

(3)  Loss Per Share
     Basicand diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. Outstanding stock options are not dilutive due to the net loss incurred by the Company.

(4) Regulatory Matters
     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2001 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                           Regulatory
                                                                             Actual       Requirement
                                                                             ------       -----------

                Total capital to risk-weighted assets                          23.15%           8.00%
                Tier I capital to risk-weighted assets                         21.79%           4.00%
                Tier I capital to average total assets - leverage ratio        16.59%           4.00%

                       PSB BANCGROUP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
PSB BancGroup, Inc.
Lake City, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of PSB BancGroup, Inc. and Subsidiary (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 17, 2001

                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

               Comparison of March 31, 2001 and December 31, 2000


General

PSB BancGroup, Inc. ("PSB") was incorporated on June 30, 1997. PSB owns 100% of the outstanding common stock of Peoples State Bank (the "Bank") (collectively the "Company"). PSB was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a (Florida) state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on April 28, 1999 and offers a variety of community banking services to businesses and individuals through its banking office located in Lake City, Florida.

Liquidity and Capital Resources

During the three months ended March 31, 2001, the Company's primary source of funds consisted of deposit inflows of $4.4 million. The Company used its capital resources principally to fund existing and continuing loan commitments. At March 31, 2001, the Company had commitments to originate loans and unfunded lines of credit totaling $2.0 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2001. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2001, the Bank had liquidity of approximately $3.3 million, or approximately 19% of total deposits.

                       PSB BANCGROUP, INC. AND SUBSIDIARY



The following ratios and rates are presented for the dates and periods indicated:

                                                                        Three Months                     Three Months
                                                                           Ended         Year Ended         Ended
                                                                          March 31,      December 31,     March 31,
                                                                           2001             2000            2000
                                                                        ------------    -------------    ------------

        Average equity as a percentage
           of average assets                                               19.55%           27.60%          35.26%

        Equity to total assets at end of period                            18.12%           22.37%          32.73%

        Return on average assets (1)                                       (1.47%)          (1.96%)         (3.42%)

        Return on average equity (1)                                       (7.52%)          (7.10%)         (9.71%)

        Noninterest expenses to average assets (1)                          4.65%            6.72%           9.71%

        Nonperforming loans and foreclosed real estate as
           a percentage of total assets at end of period                       -%               -%              -%

---------------------------------------------------
(1)      Annualized for the three months ended March 31.


                                                                     (continued)

                       PSB BANCGROUP, INC. AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.


                                                              Three Months Ended March 31,
                                                     2001                                         2000
                               --------------------------------------------------------------------------------------------------
                                                           Interest       Average               Interest     Average
                                                Average       and          Yield/     Average     and        Yield/
                                                Balance    Dividends       Rate       Balance   Dividends     Rate
                                                -------    ---------      -------     -------   ---------    -------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans                                       $ 12,072          271        8.98%    $  4,814         114       9.47%
   Securities                                     3,917           63        6.43        2,549          38       5.96
   Other interest-earning assets (1)              1,559           22        5.64        2,453          35       5.71
                                                 ------         ----                    -----         ---

       Total interest-earning assets             17,548          356        8.11        9,816         187       7.62
                                                                 ---                                  ---

Noninterest-earning assets                        2,747                                 1,436
                                                -------                                 -----

       Total assets                            $ 20,295                              $ 11,252
                                                 ======                                ======

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                           3,156           23        2.92        2,096          16       3.05
   Time deposits                                 11,216          181        6.46        4,224          58       5.49
   Borrowings (2)                                   127            2        6.30          -             -         -
                                               --------          ---                   ------         ---

       Total interest-bearing liabilities        14,499          206        5.68        6,320          74       4.68
                                                                 ---                                  ---

Noninterest-bearing demand deposits               1,518                                   952
Noninterest-bearing liabilities                     311                                    12
Stockholders' equity                              3,967                                 3,968
                                                 ------                                ------

       Total liabilities and
           stockholders' equity                $ 20,295                              $ 11,252
                                                 ======                                ======

Net interest income                                            $ 150                                $ 113
                                                                 ===                                  ===

Interest-rate spread (3)                                                    2.43%                               2.94%
                                                                            ====                                ====

Net interest margin (4)                                                     3.42%                               4.60%
                                                                            ====                                ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.21                                  1.55
                                                   ====                                  ====

-------------------------------------------------
(1) Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(2)    Includes federal funds purchased.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2001 and 2000


    General. Net loss for the three-months ended March 31, 2001 was $75,000 or $.14 basic and diluted loss per share compared to $96,000 or $.19 basic and diluted loss per share the comparable period in 2000. During the three-months ended March 31, 2001, the Company had not achieved the average asset size to operate profitably.

    Interest Income.  Interest  income for the three-months ended March 31, 2001 was $356,000 compared to $187,000 for the three-months ended March 31, 2000. Interest income earned on loans was $271,000 for the three-months ended March 31, 2001 compared to $114,000 for the three-month period ended March 31, 2000. The increase was due to an increase in the average loan portfolio balance to $12.1 million for the three-months ended March 31, 2001 from $4.8 million for the comparable period in 2000; partially offset by a decrease in the average yield earned from 9.47% to 8.98%.

    Interest Expense. Interest expense for the three-months ended March 31, 2001 was $206,000 compared to $74,000 for the three-months ended March 31, 2000. The increase was due to an increase in the average balance of interest-bearing deposits from $6.3 million for the three-months ended March 31, 2000 to $14.4 million for the three-months ended March 31, 2001 and an increase in the average cost from 4.68% for the three-months ended March 31, 2000 to 5.68% for the three-months ended March 31, 2001.

     Provision for Loan  Losses.  The  provision  for loan  losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three-months ended March 31, 2001 and 2000 of $66,000 and $13,000, respectively. The allowance for loan losses was $205,000 at March 31, 2001. Management believes the allowance is adequate at March 31, 2001.

    Noninterest Expense. Noninterest expense was $236,000 for the three-months ended March 31, 2001 compared to $273,000 for the three-months ended March 31, 2000. In 2000, the Company incurred $89,000 in litigation expenses associated with the civil suit brought against the Company by the former president of the Bank.

    Income Tax Benefit.  The income tax benefit for the three-months ended March
          31, 2001 was $46,000 (an effective rate of 38%) compared to $59,000 in 2000 (an effective rate of 38%).

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibit(s) marked by a single asterisk (*) were previously filed as a part of PSB's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibits marked by a double asterisk (**) were previously filed as part of PSB's Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on May 20, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibits marked by a triple asterisk (***) were previously filed as part of PSB's Form
          10-QSB as filed with the Securities and Exchange Commission on May 15, 2000, and are hereby incorporated by reference. The exhibit marked by a quadruple asterisk (****) was previously filed as part of PSB's Definitive Schedule 14-A, as filed with the Securities and Exchange Commission on March 16, 2000 and is hereby incorporated by reference. The exhibit numbers correspond to the exhibit numbers in the referenced documents, except for Exhibit No. 10.7, which was designated Appendix A in the referenced Definitive Schedule 14-A.

                  Exhibit No.       Description of Exhibit
                  -----------       ----------------------
                         *3.1       Articles of Incorporation of PSB
                         *3.2       Bylaws of PSB
                         *4.1       Specimen Common Stock Certificate
                         *4.2       Specimen Warrant Certificate
                        **4.5       Amended and Restated Warrant Plan
                        *10.1       Employment  Agreement  by and among PSB, the
                                    Bank and Robert Woodard
                        *10.2       Land Purchase Agreement
                       **10.3       Addendum to Land Purchase Agreement
                       **10.4       Amended  Employment  Agreement  with  Robert
                                    Woodard
                      ***10.6       Employment Agreement with Wesley T. Small
                     ****10.7       Amended   1998  Employee  Stock  Option  and
                                    Limited Rights Plan

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PSB BANCGROUP, INC.
                                  (Registrant)









Date:     May 4, 2001                 By: /s/ Robert W. Woodard
      ---------------------               -------------------------------------
                                          Robert W. Woodard, President and Chief
                                          Executive Officer (Principal Financial
                                          Officer)