Form 10QSB
period 2001-06-30
PSB BANCGROUP INC
filed 2001-08-10
CIK 1052634

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
---  of 1934

For the quarterly period ended June 30, 2001

___  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from  _______________ to ________________

Commission file number 333-44161
                       ---------

                               PSB BANCGROUP, INC.
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Florida                                               59-3454146
           -------                                               ----------
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

YES  X   NO
    ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                      516,784 shares
--------------------------------------                      --------------
              (class)                               Outstanding at July 18, 2001



================================================================================

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements                                               Page
                                                                            ----

   Condensed Consolidated Balance Sheets -

     At June 30, 2001 (Unaudited) and At December 31, 2000.....................2

   Condensed Consolidated Statements of Operations (Unaudited) -

     Three and Six Months ended June 30, 2001 and 2000.........................3

   Condensed Consolidated Statement of Changes in Stockholders' Equity
     (Unaudited) - Six Months Ended June 30, 2001..............................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -

     Six Months Ended June 30, 2001 and 2000...................................5

   Notes to Condensed Consolidated Financial Statements (Unaudited)..........6-7

   Review by Independent Certified Public Accountants..........................8

   Report on Review by Independent Certified Public Accountants................9

 Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations...............................................10-15

PART II. OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.................16

 Item 6.  Exhibits and Reports on Form 8-K....................................17

SIGNATURES....................................................................18

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets



                                                                                                  June 30,              December 31,
                                                                                                  --------              ------------
    Assets                                                                                          2001                     2000
                                                                                                    ----                     ----
                                                                                                 (Unaudited)

Cash and due from banks                                                                       $    895,598                  599,621
Federal funds sold                                                                               2,008,000                        -
                                                                                                 ---------                ----------

              Total cash and cash equivalents                                                    2,903,598                  599,621

Securities available for sale                                                                    4,962,129                3,896,400
Loans, net of allowance for loan losses of $208,622 in
    2001 and $139,224 in 2000                                                                   14,906,822               11,153,659
Premises and equipment, net                                                                      1,461,934                1,457,695
Accrued interest receivable                                                                        155,240                  149,257
Federal Home Loan Bank stock, at cost                                                               24,800                   14,400
Deferred income taxes                                                                              463,287                  387,808
Other assets                                                                                        88,223                   80,734
                                                                                                    ------                   ------

              Total assets                                                                    $ 24,966,033               17,739,574
                                                                                              ============               ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                          1,691,783                1,211,172
    Savings, NOW and money-market deposits                                                       3,771,957                2,953,923
    Time deposits                                                                               14,970,512                8,936,588

              Total deposits                                                                    20,434,252               13,101,683

    Federal funds purchased                                                                              -                  245,000
    Other liabilities                                                                              673,267                  425,120
                                                                                                   -------                  -------

              Total liabilities                                                                 21,107,519               13,771,803
                                                                                                ----------               ----------
Stockholders' equity:
    Preferred stock                                                                                      -                        -
    Common stock                                                                                     5,168                    5,158
    Additional paid-in capital                                                                   4,608,388                4,599,398
    Accumulated deficit                                                                           (834,597)                (677,354)
    Accumulated other comprehensive income                                                          79,555                   40,569
                                                                                                    ------                   ------

              Total stockholders' equity                                                         3,858,514                3,967,771
                                                                                                 ---------                ---------

              Total liabilities and stockholders' equity                                      $ 24,966,033               17,739,574
                                                                                              ============               ==========
See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                              Three
                                                                           Months Ended                        Six Months Ended
                                                                             June 30,                              June 30,
                                                                        2001             2000               2001              2000
Interest income:
     Loans                                                          $ 295,159           153,933           566,565           267,520
     Securities                                                        70,592            46,347           133,366            84,725
     Other interest-earning assets                                     23,663            18,481            45,731            53,495
                                                                       ------            ------            ------            ------

               Total interest income                                  389,414           218,761           745,662           405,740
                                                                      -------           -------           -------           -------

Interest expense:
     Deposits                                                         229,995            97,264           433,812           170,843
     Borrowings                                                             -                 -             2,362                 -
                                                                      -------           -------           -------           -------

               Total interest expense                                 229,995            97,264           436,174           170,843

Net interest income                                                   159,419           121,497           309,488           234,897

               Provision for loan losses                               76,493            35,088           142,040            48,132
                                                                       ------            ------           -------            ------

Net interest income after provision
     for loan losses                                                   82,926            86,409           167,448           186,765
                                                                       ------            ------           -------           -------

Noninterest income:
     Service charges on deposit accounts                               21,284             7,298            34,728            14,406
     Other service charges and fees                                     3,806             2,311             8,928            12,367
     Other                                                             11,874             9,388            24,276             9,388
                                                                       ------             -----            ------             -----

               Total noninterest income                                36,964            18,997            67,932            36,161
                                                                       ------            ------            ------            ------

Noninterest expense:
     Salaries and employee benefits                                   114,781            99,265           229,443           186,748
     Occupancy expense                                                 40,512            46,139            79,241            83,553
     Professional fees                                                 19,273            30,415            35,753            39,935
     Data processing                                                   24,326            23,504            48,117            45,679
     Litigation expense                                                     -                 -                 -            89,382
     Other                                                             56,686            31,622            99,069            58,844
                                                                       ------            ------            ------            ------

               Total noninterest expense                              255,578           230,945           491,623           504,141
                                                                      -------           -------           -------           -------

               Loss before income tax benefit                        (135,688)         (125,539)         (256,243)         (281,215)

Income tax benefit                                                    (53,000)          (49,335)          (99,000)         (108,710)
                                                                      -------           -------           -------          --------

               Net loss                                             $ (82,688)          (76,204)         (157,243)         (172,505)

Loss per share, basic and diluted                                   $    (.16)             (.15)             (.30)             (.34)
                                                                    =========              ====              ====              ====

Weighted-average number of shares
     outstanding, basic and diluted                                   516,784           515,146           516,355           515,013
                                                                      =======           =======           =======           =======

Dividends per share                                                 $       -                 -                 -                 -
                                                                      =======           =======           =======           =======

See Accompanying Notes to Condensed Consolidated Financial Statements.



                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                     For the Six Months Ended June 30, 2001



                                                                                                        Accumulated
                                                                                                         Other
                                                 Common Stock            Additional                     Compre-          Total
                                                 ------------            Paid-In        Accumulated     hensive     Stockholders'
                                             Shares         Amount       Capital          Deficit       Income           Equity
                                             ------         ------       -------          -------       ------           ------

Balance at December 31, 2000                 515,784     $    5,158     4,599,398      (677,354)        40,569          3,967,771

Comprehensive income (loss):
         Net loss (unaudited)                      -              -             -      (157,243)             -           (157,243)

         Net change in unrealized
             gain on securities
             available for sale,
             net of income taxes
             of $23,521 (unaudited)                -              -             -             -         38,986             38,986

Comprehensive income (loss)
             (unaudited)                                                                                                 (118,257)

Proceeds from issuance of common
         stock, exercise of warrants
         (unaudited)                           1,000             10         8,990             -              -              9,000
                                               -----             --         -----         -----          -----              -----

Balance at June 30, 2001
         (unaudited)                         516,784     $    5,168     4,608,388      (834,597)        79,555          3,858,514
                                             =======     ==========     =========      ========         ======          =========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                             ----------------

                                                                                                         2001                 2000
                                                                                                         ----                 ----
Cash flows from operating activities:
     Net loss                                                                                      $  (157,243)            (172,505)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                                                                  27,299               23,777
         Provision for loan losses                                                                     142,040               48,132
         Deferred income tax benefit                                                                   (99,000)            (108,710)
         Net amortization of fees, costs, premiums and discounts                                       (11,196)               8,364
         Increase in accrued interest receivable and other assets                                      (13,472)             (41,318)
         Increase in other liabilities                                                                 248,147               74,861
                                                                                                       -------               ------

               Net cash provided by (used in) operating activities                                     136,575             (167,399)
                                                                                                       -------             --------

Cash flows used in investing activities:
     Purchase of securities available for sale                                                        (999,219)          (1,336,154)
     Proceeds from maturities of securities held to maturity                                                 -              500,000
     Principal repayments on securities available for sale                                               2,637                    -
     Purchase of premises and equipment                                                                (31,538)            (962,287)
     Net increase in loans                                                                          (3,890,647)          (3,046,135)
     Purchase of Federal Home Loan Bank stock                                                          (10,400)              (5,000)
                                                                                                       -------               ------

               Net cash used in investing activities                                                (4,929,167)          (4,849,576)
                                                                                                    ----------           ----------

Cash flows from financing activities:
     Net increase in deposits                                                                        7,332,569            2,810,716
     Net decrease in federal funds purchased                                                          (245,000)                   -
     Net proceeds from issuance of common stock                                                          9,000                6,804
                                                                                                         -----                -----

               Net cash provided by financing activities                                             7,096,569            2,817,520
                                                                                                     ---------            ---------

Net increase (decrease) in cash and cash equivalents                                                 2,303,977           (2,199,455)

Cash and cash equivalents at beginning of period                                                       599,621            3,257,670
                                                                                                       -------            ---------

Cash and cash equivalents at end of period                                                         $ 2,903,598            1,058,215
                                                                                                   ===========            =========

Supplemental disclosure of cash flow information-
     Cash paid during the period for:
         Interest                                                                                  $   364,931              110,290
                                                                                                   ===========              =======

         Income taxes                                                                              $         -                    -
                                                                                                   ===========              =======
     Noncash transaction-
         Accumulated other comprehensive income (loss), change
               in unrealized gain (loss) on securities available for sale,
               net of tax                                                                          $    38,986               (5,240)
                                                                                                   ===========               ======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)  Description of Business and Basis of Presentation
     General.  In  the  opinion  of  management,   the  accompanying   condensed
         consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001, the results of operations for the three- and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

(2)  Loan Impairment and Loan Losses
     The Company performs a monthly loan loss analysis to also identify impaired loans. The Company's impaired loans were as follows:


                                                                                  At June 30,         At December 31,
                                                                                  -----------         ---------------
                                                                                    2001                   2000
Loans identified as impaired:
    Gross loans with no related allowance for losses                            $     -                     -
    Gross loans with related allowance for losses recorded                         313,607                  -
    Less:  Allowance on these loans                                                (36,458)                 -
                                                                                   -------               -------

    Net investment in impaired loans                                             $ 277,149                  -
                                                                                 =========               =======

     The average net investment in collateral-dependent impaired loans and interest income recognized and received on these loans were as follows:

                                                                 Three Months Ended               Six Months Ended
                                                                     June 30,                         June 30,
                                                              -------------------------          -------------------
                                                                 2001              2000          2001           2000

Average investment in impaired loans                          $352,552              -           176,276           -
                                                              ========           ========       =======       ========

Interest income recognized on impaired
     loans                                                    $  2,403              -            2,403              -
                                                              ========           ========       =======       ========

Interest income received on impaired loans                    $  2,403              -            2,403              -
                                                              ========           ========       =======       ========

                                                                     (continued)

                       PSB BANCGROUP, INC. AND SUBSIDIARY

(2)  Loan Impairment and Loan Losses, Continued
     The activity in the allowance for loan losses is as follows:


                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                     June 30,
                                                                   ---------------------       --------------------
                                                                   2001             2000       2001            2000
                                                                   ----             ----       ----            ----

                Balance at beginning of period                  $ 204,771          55,426     139,224          42,382
                Provision for loan losses                          76,493          35,088     142,040          48,132
                Charge-offs                                       (72,642)           -        (72,642)           -
                                                                  -------         -------     -------          -------

                Balance at end of period                        $ 208,622          90,514     208,622          90,514
                                                                =========          ======     =======          ======

(3)  Loss Per Share
     Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's common stock equivalents are not dilutive due to the net losses incurred by the Company.

(4) Regulatory Matters
     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2001 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                         Regulatory
                                                                            Actual       Requirement
                                                                            ------       -----------

                Total capital to risk-weighted assets                       18.88%           8.00%
                Tier I capital to risk-weighted assets                      17.70%           4.00%
                Tier I capital to total assets - leverage ratio             14.01%           4.00%

                       PSB BANCGROUP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2001, and for the three- and six-month periods ended June 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
PSB BancGroup, Inc.
Lake City, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of PSB BancGroup, Inc. and Subsidiary (the "Company") as of June 30, 2001, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2001 and 2000, the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2001 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 18, 2001

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 2001 and December 31, 2000


General

PSB BancGroup, Inc. ("PSB") was incorporated on June 30, 1997. PSB owns 100% of the outstanding common stock of Peoples State Bank (the "Bank") (collectively the "Company"). PSB was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a (Florida) state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on April 28, 1999 and provides community banking services to businesses and individuals through its banking office located in Lake City, Florida.

Liquidity and Capital Resources

During the six months ended June 30, 2001, the Company's primary source of funds consisted of deposit inflows of $7.3 million. The Company used its capital resources principally to fund existing and continuing loan commitments. At June 30, 2001, the Company had commitments to originate loans and unfunded lines of credit totaling $2.1 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2001. At June 30, 2001, the Company had $12.4 million in time deposits that mature in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2001, the Bank exceeded all liquidity requirements to which it was subject.

                       PSB BANCGROUP, INC. AND SUBSIDIARY



The following ratios and rates are presented for the dates and periods indicated:


                                                                    Six Months                    Six Months
                                                                      Ended        Year Ended       Ended
                                                                     June 30,      December 31,    June 30,
                                                                       2001           2000           2000
                                                                       ----           ----           ----
Average equity as a percentage
   of average assets                                                   17.98%         27.60%         32.98%

Equity to total assets at end of period                                15.46%         22.37%         29.65%

Return on average assets (1)                                           (1.44%)        (1.96%)        (2.78%)

Return on average equity (1)                                           (8.01%)        (7.10%)        (8.43%)

Noninterest expenses to average assets (1)                              4.50%          6.72%          8.13%

Nonperforming loans and foreclosed real estate as
   a percentage of total assets at end of period                        1.26%           -  %            - %


----------

(1)      Annualized for the six months ended June 30.


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

                                                               Three Months Ended June 30,
                                                ------------------------------------------------------------------
                                                     2001                                         2000
                                                ----------------------------------   -----------------------------
                                                             Interest      Average              Interest   Average
                                                Average        and         Yield/     Average     and       Yield/
                                                Balance      Dividends       Rate     Balance   Dividends    Rate
                                                -------      ---------       ----     -------   ---------    ----
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans                                      $  13,377            295      8.82%    $  6,297         154      9.78%
   Securities                                     4,449             70      6.29        2,914          46      6.31
   Other interest-earning assets (1)              2,091             24      4.59        1,184          19      6.41
                                                  -----             --                  -----          --

       Total interest-earning assets             19,917            389      7.81       10,395         219      8.43
                                                                   ---                                ---
Noninterest-earning assets (2)                    3,278                                 2,714
                                                  -----                                 -----

       Total assets                            $ 23,195                              $ 13,109
                                               ========                              ========

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                           3,796             24      2.53        2,116          14      2.65
   Time deposits                                 13,567            206      6.07        5,690          83      5.83
                                                 ------                                 -----

       Total interest-bearing liabilities        17,363            230      5.30        7,806          97      4.97

Noninterest-bearing demand deposits               1,467                                 1,091
Noninterest-bearing liabilities                     467                                   167
Stockholders' equity                              3,898                                 4,045
                                                  -----                                 -----
       Total liabilities and
           stockholders' equity                $ 23,195                              $ 13,109
                                               ========                              ========

Net interest income                                              $ 159                              $ 122
                                                                 =====                              =====

Interest-rate spread (3)                                                    2.51%                              3.46%
                                                                            ====                               ====

Net interest margin (4)                                                     3.19%                              4.69%
                                                                            ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.15                                 1.33
                                                   ====                                 ====
----------

(1) Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(2)    Includes nonaccrual loans.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is annualized net interest income divided by average interest-earning assets.

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

                                                                   Six Months Ended June 30,
                                                --------------------------------------------------------------------
                                                               2001                               2000
                                                ---------------------------------     ------------------------------
                                                             Interest     Average               Interest     Average
                                                Average       and          Yield/     Average   and          Yield/
                                                Balance      Dividends     Rate       Balance   Dividends    Rate
                                                -------      ---------     ----       -------   ---------    ----

                                                                        (Dollars in thousands)
Interest-earning assets:
   Loans                                       $ 12,629            567      8.98%    $  5,560         268      9.64%
   Securities                                     4,142            133      6.42        2,704          85      6.29
   Other interest-earning assets (1)              1,826             46      5.04        1,831          53      5.79
                                                  -----             --      ----        -----          --      ----

       Total interest-earning assets             18,597            746      8.02       10,095         406      8.04

Noninterest-earning assets (2)                    3,235                                 2,311
                                                  -----                                 -----

       Total assets                            $ 21,832                              $ 12,406
                                               ========                              ========

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                           3,563             47      2.64        2,106          28      2.66
   Time deposits                                 12,401            387      6.24        4,957         143      5.77
   Borrowings (3)                                    63              2      6.35          -            -         -
                                                 ------          -----      ----        -----        -----     -----

       Total interest-bearing liabilities        16,027            436      5.44        7,063         171      4.84

Noninterest-bearing demand deposits               1,407                                 1,034
Noninterest-bearing liabilities                     473                                   217
Stockholders' equity                              3,925                                 4,092
                                                  -----                                 -----

       Total liabilities and
           stockholders' equity                $ 21,832                              $ 12,406
                                               ========                              ========

Net interest income                                              $ 310                              $ 235
                                                                 =====                              =====


Interest-rate spread (4)                                                    2.58%                              3.20%
                                                                            ====                               ====

Net interest margin (5)                                                     3.33%                              4.66%
                                                                            ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.16                                  1.43
                                                   ====                                  ====

----------

(1) Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(2)    Includes nonaccrual loans.
(3)    Includes federal funds purchased.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5) Net interest margin is annualized net interest income divided by average interest-earning assets.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Comparison of the Three-Month Periods Ended June 30, 2001 and 2000

General. Net loss for the three months ended June 30, 2001 was $82,688 or $.16 per basic and diluted share compared to a net loss of $76,204 or $.15 per basic and diluted share for the comparable period in 2000. The Bank commenced operations on April 28, 1999. At June 30, 2001, the Company had not achieved the asset size to operate profitably.

Interest Income. Interest income for the three-months ended June 30, 2001 was $389,414 compared to $218,761 for the three-months ended June 30, 2000. Interest income earned on loans was $295,159 for the three-months ended June 30, 2001 compared to $153,933 for the three-month period ended June 30, 2000. The increase was due to an increase in the average loan portfolio balance to $13.4 million for the three-months ended June 30, 2001 from $6.3 million for the comparable period in 2000, partially offset by a decrease in the average yield earned from 9.78% to 8.82%. Interest income earned on securities was $70,592 for the three months ended June 30, 2001 compared to $46,347 for the three months ended June 30, 2000. The increase was due to an increase in the average security portfolio balance from $2.9 million for the three months ended June 30, 2000 to $4.4 million for the comparable 2001 period, partially offset by a decrease in the average yield earned from 6.31% in 2000 to 6.29% for the 2001 period.

Interest Expense. Interest expense for the three-months ended June 30, 2001 was $229,995 compared to $97,264 for the three-months ended June 30, 2000. The increase was due to an increase in the average balance of interest-bearing deposits from $7.8 million for the three-months ended June 30, 2000 to $17.4 million for the three-months ended June 30, 2001 and an increase in the average cost from 4.97% for the three-months ended June 30, 2000 to 5.30% for the three-months ended June 30, 2001.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three-months ended June 30, 2001 and 2000 of $76,493 and $35,088, respectively. The increase relates to three loans becoming impaired and subsequent write-off of one of these loans during the three months ended June 30, 2001. The allowance for loan losses was $208,622 at June 30, 2001. Management believes the allowance is adequate at June 30, 2001.

Noninterest Income.  Noninterest  income was $36,964 for the three-months  ended
     June 30, 2001 compared to $18,997 for the same period in 2000. The majority of this increase relates to an increase in service charges on deposits accounts.

Noninterest Expense. Noninterest expense was $255,578 for the three-months ended
     June 30, 2001 compared to $230,945 for the three-months ended June 30, 2000. This increase is due to the overall growth of the Company and occupancy expense relating to the new building.

Income Tax Benefit. The income tax benefit for the three months ended June 30, 2001 was $53,000 (an effective rate of 39.1%) compared to $49,335 (an effective tax rate of 39.3%) for the three months ended June 30, 2000.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Comparison of the Six-Months Periods Ended June 30, 2001 and 2000


General. Net loss for the six months ended June 30, 2001 was $157,243 or $.30 per basic and diluted share compared to a net loss of $172,505 or $.34 per basic and diluted share for the comparable period in 2000. The Bank commenced operations on April 28, 1999. At June 30, 2001, the Company had not achieved the asset size to operate profitably.

Interest Income. Interest income for the six-months ended June 30, 2001 was $745,662 compared to $405,740 for the six-months ended June 30, 2000. Interest income earned on loans was $566,565 for the six-months ended June 30, 2001 compared to $267,520 for the six-month period ended June 30, 2000. The increase was due to an increase in the average loan portfolio balance to $12.6 million for the six-months ended June 30, 2001 from $5.6 million for the comparable period in 2000, partially offset by a decrease in the average yield earned from 9.64% to 8.98%. Interest income earned on securities was $133,366 for the six months ended June 30, 2001 compared to $84,725 for the six months ended June 30, 2000. The increase was primarily due to an increase in the average security portfolio balance from $2.7 million for the six months ended June 30, 2000 to $4.1 million for the comparable 2001 period.

Interest Expense. Interest expense for the six-months ended June 30, 2001 was $436,174 compared to $170,843 for the six-months ended June 30, 2000. The increase was due to an increase in the average balance of interest-bearing deposits from $7.1 million for the six-months ended June 30, 2000 to $16.0 million for the six-months ended June 30, 2001 and an increase in the average cost from 4.84% for the six-months ended June 30, 2000 to 5.44% for the six-months ended June 30, 2001.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the six-months ended June 30, 2001 and 2000 of $142,040 and $48,132, respectively. The increase relates to three loans becoming impaired and the subsequent write-off of one of these loans during the six months ended June 30, 2001. The allowance for loan losses was $208,622 at June 30, 2001. Management believes the allowance is adequate at June 30, 2001.

Noninterest Income. Noninterest income was $67,932 for the six-months ended June
     30, 2001 compared to $36,161 for the same period in 2000. The majority of this increase relates to an increase in service charges on deposits accounts.

Noninterest Expense.  Noninterest  expense was $491,623 for the six-months ended
     June 30, 2001 compared to $504,141 for the six-months ended June 30, 2000. In 2000, the Company incurred $89,382 in litigation expenses associated with the civil suit brought against the Company by the former president of the Bank, a majority of which was recovered from their insurance carrier in the third quarter of 2000. The net increase in noninterest expense, excluding these litigation expenses, was $76,864 and is due to the overall growth of the Company and occupancy expense relating to the new building.

Income Tax Benefit. The income tax benefit for the six months ended June 30, 2001 was $99,000 (an effective rate of 38.6%) compared to $108,710 (an effective tax rate of 38.7%) for the six months ended June 30, 2000.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of PSB BancGroup, Inc. was held on April 17, 2001, to consider the election of two directors each for a term of three years and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2001.

At the Annual Meeting, 340,702 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of two directors, each for a term of three years:

                                                                   Abstentions
                                                                    and Broker
                                 For        Withheld      Against     Nonvotes

      Shilpa U. Mhatre         340,702         -             -           -
                               =======      =======       =======     =======

      Alton C. Milton, Jr.     340,702         -             -           -
                               =======      =======       =======     =======

   Proposal II:

   To ratify the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the year ending December 31, 2001:

                                                      Abstentions
                                                       and Broker
                 For        Withheld      Against       Nonvotes
                 ---        --------      -------       --------

               340,702         -             -             -
               =======      =======       =======       =======

                       PSB BANCGROUP, INC. AND SUBSIDIARY

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibit(s) marked by a single asterisk (*) were previously filed as a part of the PSB's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibits marked by a double asterisk (**) were previously filed as part of the PSB's Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on May 20, 1998, Registration No. 333-44161 and hereby incorporated by reference. The exhibits marked by a triple asterisk (***) was previously filed as part of the PSB's Form 10-QSB as filed with the Securities and Exchange Commission on May 15, 2000 and are hereby incorporated by reference. The exhibit marked by the quadruple asterisk (****) was previously filed as part of the PSB's Definitive Form 14-A, as filed with the Securities and Exchange Commission on March 16, 2000 and is hereby incorporated by reference. The exhibit numbers correspond to the exhibit numbers in the referenced documents, except for Exhibit No. 10.7, which was designated Appendix A in the referenced Definitive Form 14-A.

         Exhibit No.                       Description of Exhibit
         -----------                       ----------------------

              *3.1                         Articles of Incorporation of PSB
              *3.2                         Bylaws of PSB
              *4.1                         Specimen Common Stock Certificate
              *4.2                         Specimen Warrant Certificate
              **4.5                        Amended and Restated Warrant Plan
              *10.1                        Employment  Agreement  by  and  among
                                           PSB, the Bank and Robert W. Woodard
              *10.2                        Land Purchase Agreement
              **10.3                       Addendum to Land Purchase Agreement
              **10.4                       Amended  Employment   Agreement  with
                                           Robert W. Woodard
              ***10.6                      Employment  Agreement  with Wesley T.
                                           Small
              ****10.7                     Amended  1998  Employee  Stock Option
                                           and Limited Rights Plan

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PSB BANCGROUP, INC.
                                         (Registrant)





Date:  August 6, 2001                 By: /s/ Robert W. Woodard
                                          --------------------------------------
                                              Robert W. Woodard,
                                          President and Chief Executive Officer


Date:  August 6, 2001                 By: /s/ Thomas M. Riherd, II
                                          --------------------------------------
                                              Thomas M. Riherd, II,
                                          Chief  Financial Officer