Form 10QSB
period 2001-09-30
PSB BANCGROUP INC
filed 2001-11-13
CIK 1052634

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to _____________

Commission file number   333-44161
                         ---------

                               PSB BANCGROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             Florida                                             59-3454146
             -------                                             ----------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                             500 South First Street
                            Lake City, Florida 32025
                            ------------------------
                    (Address of Principal Executive Offices)

                                 (386) 754-0002
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


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

YES  [X]   NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                            517,884 shares
--------------------------------------                            --------------
             (class)                             Outstanding at October 25, 2001

================================================================================



                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
     Condensed Consolidated Balance Sheets -
       At September 30, 2001 (Unaudited) and At December 31, 2000................................................................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Nine Months ended September 30, 2001 and 2000...................................................................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) -
       Nine Months Ended September 30, 2001......................................................................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months Ended September 30, 2001 and 2000.............................................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)..........................................................6-7

     Review by Independent Certified Public Accountants..........................................................................8

     Report on Review by Independent Certified Public Accountants................................................................9

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................................................10-15

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K....................................................................................16

SIGNATURES......................................................................................................................17







                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets




                                                                                        September 30,                   December 31,
                                                                                        -------------                   ------------
    Assets                                                                                  2001                             2000
    ------                                                                                  ----                             ----
                                                                                         (Unaudited)

Cash and due from banks                                                                          $    879,975               599,621
Federal funds sold                                                                                  1,715,000                  -
                                                                                                    ---------              ---------

Total cash and cash equivalents                                                                     2,594,975               599,621

Securities available for sale                                                                       4,979,416             3,896,400
Loans, net of allowance for loan losses of $226,221 in
2001 and $139,224 in 2000                                                                          17,564,343            11,153,659
Premises and equipment, net                                                                         1,447,604             1,457,695
Accrued interest receivable                                                                           141,123               149,257
Federal Home Loan Bank stock, at cost                                                                  24,800                14,400
Deferred income taxes                                                                                 463,662               387,808
Other assets                                                                                           77,674                80,734
                                                                                                       ------                ------

Total assets                                                                                     $ 27,293,597            17,739,574
                                                                                                 ============            ==========


Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits                                                                 1,892,394             1,211,172
Savings, NOW and money-market deposits                                                              4,841,104             2,953,923
Time deposits                                                                                      16,248,773             8,936,588
                                                                                                   ----------             ---------

Total deposits                                                                                     22,982,271            13,101,683

Federal funds purchased                                                                                  -                  245,000
Other liabilities                                                                                     444,951               425,120
                                                                                                      -------               -------

Total liabilities                                                                                  23,427,222            13,771,803
                                                                                                   ----------            ----------

Stockholders' equity:
Preferred stock                                                                                          -                      -
Common stock                                                                                            5,179                 5,158
Additional paid-in capital                                                                          4,618,277             4,599,398
Accumulated deficit                                                                                  (854,246)             (677,354)
Accumulated other comprehensive income                                                                 97,165                40,569
                                                                                                       ------                ------

Total stockholders' equity                                                                          3,866,375             3,967,771
                                                                                                    ---------             ---------

Total liabilities and stockholders' equity                                                       $ 27,293,597            17,739,574
                                                                                                 ============            ==========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                   Three Months Ended                       Nine Months Ended
                                                                     September 30,                             September 30,
                                                                   -------------------                      -----------------
                                                                 2001                2000                2001                2000
Interest income:
   Loans                                                     $  341,090             190,183             907,655             457,704
   Securities                                                    68,989              59,071             202,355             143,796
   Other interest-earning assets                                 17,000               9,650              62,731              63,145
                                                                 ------               -----              ------              ------

     Total interest income                                      427,079             258,904           1,172,741             664,645
                                                                -------             -------           ---------             -------

Interest expense:
   Deposits                                                     242,679             131,257             676,491             302,101
   Borrowings                                                         -                 458               2,362                 458

     Total interest expense                                     242,679             131,715             678,853             302,559
                                                                -------             -------             -------             -------

Net interest income                                             184,400             127,189             493,888             362,086

     Provision for loan losses                                   17,402              26,710             159,442              74,843
                                                                 ------              ------             -------              ------

Net interest income after provision
   for loan losses                                              166,998             100,479             334,446             287,243
                                                                -------             -------             -------             -------

Noninterest income:
   Service charges on deposit accounts                           21,373               9,329              56,101              23,735
   Other service charges and fees                                 3,956               4,623              12,884              16,990
   Other                                                         19,360               9,464              43,636              18,852
                                                                 ------               -----              ------              ------

     Total noninterest income                                    44,689              23,416             112,621              59,577
                                                                 ------              ------             -------              ------

Noninterest expense:
   Salaries and employee benefits                               113,348             111,064             342,791             297,812
   Occupancy expense                                             36,231              28,778             115,472             112,332
   Professional fees                                             17,603              23,926              53,356              68,243
   Data processing                                               26,564              26,624              74,681              72,303
   Litigation expense                                                 -             (64,000)                  -              25,382
   Other                                                         48,590              59,376             147,659             113,838
                                                                 ------              ------             -------             -------

     Total noninterest expense                                  242,336             185,768             733,959             689,910
                                                                -------             -------             -------             -------

     Loss before income tax benefit                             (30,649)            (61,873)           (286,892)           (343,090)

Income tax benefit                                              (11,000)            (21,289)           (110,000)           (130,000)
                                                                -------             -------            --------            --------

     Net loss                                                $  (19,649)            (40,584)           (176,892)           (213,090)
                                                             ==========             =======            ========            ========

Loss per share, basic and diluted                            $     (.04)               (.08)               (.34)               (.41)
                                                             ==========                ====                ====                ====

Weighted-average number of shares
   outstanding, basic and diluted                               517,016             515,711             516,573             515,248
                                                                =======             =======             =======             =======

Dividends per share                                          $        -                   -                   -                   -
                                                             ==========             =======             =======             =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                  For the Nine Months Ended September 30, 2001




                                                                                                      Accumulated
                                                                                                         Other
                                        Common Stock            Additional                              Compre-          Total
                                        ------------              Paid-In           Accumulated         hensive       Stockholders'
                                     Shares      Amount           Capital             Deficit           Income           Equity
                                     ------      ------           -------             -------           ------           ------

Balance at December 31, 2000        515,784     $ 5,158          4,599,398           (677,354)           40,569         3,967,771
                                    -------     -------          ---------           --------            ------         ---------

Comprehensive income (loss):
Net loss (unaudited)                      -           -                  -           (176,892)               -           (176,892)

Net change in unrealized
gain on securities
available for sale,
net of income taxes
of $34,146 (unaudited)                    -           -                  -                   -           56,596            56,596
   -------                                                                                               ------            ------

Comprehensive income (loss)
(unaudited)                                                                                                              (120,296)
                                                                                                                         --------

Proceeds from issuance of common
stock, exercise of warrants
(unaudited)                           2,100          21             18,879                   -                -            18,900
                                      -----          --             ------                  --               --            ------

Balance at September 30, 2001
(unaudited)                         517,884     $ 5,179          4,618,277            (854,246)          97,165         3,866,375
                                    =======     =======          =========            ========           ======         =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                                             Nine Months Ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                           2001               2000

Cash flows from operating activities:
   Net loss                                                                                            $  (176,892)        (213,090)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                                          41,629           41,607
     Provision for loan losses                                                                             159,442           74,843
     Deferred income tax benefit                                                                          (110,000)        (130,000)
     Net amortization of fees, costs, premiums and discounts                                                 5,240            9,254
     Decrease in accrued interest receivable and other assets                                               11,194            6,305
     Increase in other liabilities                                                                          19,831          177,760
                                                                                                            ------          -------

          Net cash used in operating activities                                                            (49,556)         (33,321)
                                                                                                           --------         --------
Cash flows from investing activities:
   Purchase of securities available for sale                                                            (1,985,939)      (1,832,447)
   Proceeds from maturities of securities held to maturity                                                       -          500,000
   Proceeds from calls and maturities of securities available for sale                                   1,000,000                -
   Principal repayments on securities available for sale                                                     3,966                -
   Purchase of premises and equipment                                                                      (31,538)      (1,150,216)
   Net increase in loans                                                                                (6,585,667)      (4,515,986)
   Purchase of Federal Home Loan Bank stock                                                                (10,400)          (5,000)
                                                                                                           --------          -------

          Net cash used in investing activities                                                         (7,609,578)      (7,003,649)
                                                                                                        -----------      -----------
Cash flows from financing activities:
   Net increase in deposits                                                                              9,880,588        5,054,821
   Net decrease in federal funds purchased                                                                (245,000)               -
   Net proceeds from issuance of common stock                                                               18,900           11,754
                                                                                                            ------           ------

          Net cash provided by financing activities                                                      9,654,488        5,066,575
                                                                                                         ---------        ---------

Net increase (decrease) in cash and cash equivalents                                                     1,995,354       (1,970,395)

Cash and cash equivalents at beginning of period                                                           599,621        3,257,670

Cash and cash equivalents at end of period                                                             $ 2,594,975        1,287,275
                                                                                                       ===========        =========
Supplemental disclosure of cash flow information-
   Cash paid during the period for:
     Interest                                                                                          $   588,369          189,980
                                                                                                       ===========          =======

Income taxes                                                                                           $         -                -
                                                                                                       ===========          =======
Noncash transaction-
Accumulated other comprehensive income, change
in unrealized gain on securities available
for sale, net of tax                                                                                   $    56,596           11,468
                                                                                                       ===========           ======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) Description of Business and Basis of Presentation
     General.  In  the  opinion  of  management,   the  accompanying   condensed
        consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001, the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

(2) Loan Impairment and Loan Losses
     TheCompany performs a monthly loan loss analysis to identify impaired loans. No loans were identified as impaired during the year ended December 31, 2000. The Company's impaired loans at September 30, 2001 were as follows (in thousands):


Loans identified as impaired:
    Gross loans with no related allowance for losses                     $    -
    Gross loans with related allowance for losses recorded                  211
    Less:  Allowance on these loans                                         (15)
                                                                            ---

    Net investment in impaired loans                                      $ 196
                                                                          =====

     The average net investment in collateral-dependent impaired loans and interest income recognized and received on these loans were as follows (in thousands):

                                                   Thee                 Nine
                                               Months Ended         Months Ended
                                               September 30,       September 30,
                                               -------------       -------------

                                                  2001                  2001
                                                  ----                  ----

Average investment in impaired loans            $  237                   183
                                                ======                   ===

Interest income recognized on impaired
     loans                                      $    -                     2
                                                ======                   ===

Interest income received on impaired loans      $    -                     2
                                                ======                   ===



                                                                     (continued)

                       PSB BANCGROUP, INC. AND SUBSIDIARY


(2) Loan Impairment and Loan Losses, Continued The activity in the allowance for loan losses is as follows:

                                                                    Three Months Ended                        Nine Months Ended
                                                                       September 30,                            September 30,
                                                                2001                  2000               2001                 2000

Balance at beginning of period                                  $208,622             90,515             139,224              42,382
Provision charged to operations                                   17,402             26,710             159,442              74,843
Net recoveries (charge-offs)                                         197             (3,976)            (72,445)             (3,976)

Balance at end of period                                        $226,221            113,249             226,221             113,249

(3) Loss Per Share
    Basic and diluted loss per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's common stock equivalents are not dilutive due to the net losses incurred by the Company.


(4) Regulatory Matters
    The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2001 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                                   Regulatory
                                                                                                Actual             Requirement

Total capital to risk-weighted assets                                                           16.63%                 8.00%
Tier I capital to risk-weighted assets                                                          15.51%                 4.00%
Tier I capital to total assets - leverage ratio                                                 12.38%                 4.00%

                       PSB BANCGROUP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
PSB BancGroup, Inc.
Lake City, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of PSB BancGroup, Inc. and Subsidiary (the "Company") as of September 30, 2001, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2001 and 2000, the related condensed consolidated statement of changes in stockholders' equity for the nine month period ended September 30, 2001 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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




HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 25, 2001

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 2001 and December 31, 2000


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

Liquidity and Capital Resources

During the nine months ended September 30, 2001, the Company's primary source of funds consisted of deposit inflows of $9.9 million. The Company used its capital resources principally to fund existing and continuing loan commitments and purchase securities available for sale. At September 30, 2001, the Company had commitments to originate loans and unfunded lines of credit totaling $2.6 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2001. At September 30, 2001, the Company had $14.5 million in time deposits that mature in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2001, the Bank exceeded all liquidity requirements to which it was subject.


                       PSB BANCGROUP, INC. AND SUBSIDIARY



The following ratios and rates are presented for the dates and periods indicated:


                                                                        Nine Months                                   Nine Months
                                                                           Ended             Year Ended                  Ended
                                                                        September 30,        December 31,            September 30,
                                                                           2001                 2000                     2000
                                                                           ----                 ----                     ----

Average equity as a percentage
   of average assets                                                      17.00%               27.60%                   31.60%

Equity to total assets at end of period                                   14.17%               22.37%                   25.17%

Return on average assets (1)                                              (1.02%)              (1.96%)                  (2.20%)

Return on average equity (1)                                              (6.02%)              (7.10%)                  (6.96%)

Noninterest expenses to average assets (1)                                 4.25%                6.72%                    7.12%

Nonperforming loans and foreclosed real estate as
   a percentage of total assets at end of period                            .77%                 -  %                     -  %

----------

(1)      Annualized for the nine months ended September 30.


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

                                                                                                    Three Months Ended September 30,
                                                                                       ---------------------------------------------
                                                                                       2001                                  2000
                                                                                       ---------------------------------------------
                                                                        Interest      Average                 Interest      Average
                                                          Average          and         Yield/    Average        and          Yield/
                                                          Balance       Dividends       Rate     Balance      Dividends       Rate
                                                          -------       ---------       ----     -------      ---------       ----
                                                                                                 (Dollars in thousands)

Interest-earning assets:
   Loans                                                 $16,265           341          8.39%   $ 7,322          190         10.38%
   Securities                                              4,438            69          6.22      3,594           59          6.57
   Other interest-earning assets (1)                       1,927            17          3.53        547           10          7.31
                                                           -----            --                      ---           --          ----

       Total interest-earning assets                      22,630           427          7.55     11,463          259          9.04
                                                                           ---                                   ---
Noninterest-earning assets (2)                             3,112                                  3,352
                           --                              -----                                  -----

       Total assets                                      $25,742                                $14,815
                                                         =======                                =======

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                                    4,420            29          2.62      2,434           16          2.63
   Time deposits                                          15,239           214          5.62      7,345          115          6.26
   Other borrowings (3)                                        -             -             -         66            1          6.06
                                                          ------           ---          ----      -----          ---          ----

       Total interest-bearing liabilities                 19,659           243          4.94      9,845          132          5.36
                                                                           ---                                   ---

Noninterest-bearing demand deposits                        1,859                                    893
Noninterest-bearing liabilities                              361                                     62
Stockholders' equity                                       3,863                                  4,015
                                                           -----                                  -----

       Total liabilities and
           stockholders' equity                          $25,742                                $14,815
                                                         =======                                =======

Net interest income                                                    $   184                               $   127
                                                                       =======                               =======

Interest-rate spread (4)                                                                2.61%                                 3.68%
                     ==                                                                 ====                                  ====

Net interest margin (5)                                                                 3.25%                                 4.43%
                    ==                                                                  ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                     1.15                                   1.16
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

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                  2001                               2000
                                                                          ---------------------                -------------------
                                                                          Interest      Average                Interest   Average
                                                           Average          and          Yield/      Average     and       Yield/
                                                           Balance       Dividends        Rate       Balance   Dividends    Rate
                                                           -------       ---------        ----       -------   ---------    ----
                                                                                                    (Dollars in thousands)

Interest-earning assets:
   Loans                                                   $15,559           908          7.78%   $ 6,393          458         9.55%
   Securities                                                4,242           202          6.35      3,011          144         6.38
   Other interest-earning assets (1)                         1,860            63          4.52      1,400           63         6.00
                                                             -----            --                    -----           --

       Total interest-earning assets                        21,661         1,173          7.22     10,804          665         8.21
                                                                           -----                                   ---

Noninterest-earning assets (2)                               1,381                                  2,112
                                                             -----                                  -----

       Total assets                                        $23,042                                $12,916
                                                           =======                                =======

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                                      3,852            76          2.63      2,217           44         2.65
   Time deposits                                            13,358           601          6.00      5,759          258         5.97
   Other borrowings (3)                                         42             2          6.35         22            1         6.06
                                                                --            --                       --           --

       Total interest-bearing liabilities                   17,252           679          5.25      7,998          303         5.05
                                                                             ---                                   ---

Noninterest-bearing demand deposits                          1,559                                    788
Noninterest-bearing liabilities                                314                                     48
Stockholders' equity                                         3,917                                  4,082
                                                             -----                                  -----

       Total liabilities and
           stockholders' equity                            $23,042                                $12,916
                                                           =======                                =======

Net interest income                                                      $   494                               $   362
                                                                         =======                               =======

Interest-rate spread (4)                                                                  1.97%                                3.16%
                                                                                          ====                                 ====

Net interest margin (5)                                                                   3.04%                                4.47%
                                                                                          ====                                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                       1.26                                   1.35
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

                       PSB BANCGROUP, INC. AND SUBSIDIARY

          Comparison of Three Months Ended September 30, 2001 and 2000


General. Net loss for the three months ended September 30, 2001 was $19,649 or $.04 per basic and diluted share compared to a net loss of $40,584 or $.08 per basic and diluted share for the comparable period in 2000. The Bank commenced operations on April 28, 1999. During the three months ended
   September 30, 2001, the Company had not achieved the asset size to operate profitably based on its operating expenses.

Interest Income. Interest income for the three-months ended September 30, 2001 was $427,079 compared to $258,904 for the three-months ended September 30, 2000. Interest income earned on loans was $341,090 for the three-months ended September 30, 2001 compared to $190,183 for the three-month period ended September 30, 2000. The increase was due to an increase in the average loan portfolio balance to $16.3 million for the three-months ended September 30, 2001 from $7.3 million for the comparable period in 2000, partially offset by a decrease in the average yield earned from 10.38% to 8.39%. Interest income earned on securities was $68,989 for the three months ended September 30, 2001 compared to $59,071 for the three months ended September 30, 2000. The increase was due to an increase in the average security portfolio balance from $3.6 million for the three months ended September 30, 2000 to $4.4 million for the comparable 2001 period, partially offset by a decrease in the average yield earned from 6.57% in 2000 to 6.22% for the 2001 period.

Interest Expense. Interest expense for the three-months ended September 30, 2001 was $242,679 compared to $131,715 for the three-months ended September 30, 2000. The increase was due to an increase in the average balance of interest-bearing liabilities from $9.8 million for the three-months ended September 30, 2000 to $19.7 million for the three-months ended September 30, 2001, partially offset by a decrease in the average cost from 5.36% for the three-months ended September 30, 2000 to 4.94% for the three-months ended September 30, 2001.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three-months ended September 30, 2001 and 2000 of $17,402 and $26,710, respectively. The allowance for loan losses was $226,221 at September 30, 2001. Management believes the allowance is adequate at September 30, 2001.

Non interest Income.  Noninterest income was $44,689 for the three-months  ended
   September 30, 2001 compared to $23,416 for the same period in 2000. The majority of this increase relates to an increase in service charges on deposits accounts.

Non interest Expense. Noninterest expense was $242,336 for the three-months ended September 30, 2001 compared to $185,768 for the three-months ended September 30, 2000. The 2000 period included a $64,000 recovery from the Company's insurance carrier for expenses incurred in litigation with the Bank's former President and Chief Executive Officer and the settlement thereof.

Income Tax Benefit.  The income tax benefit for the three months ended September
   30, 2001 was $11,000 (an effective rate of 35.9%) compared to $21,289 (an effective tax rate of 34.4%) for the three months ended September 30, 2000.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

         Comparison of the Nine Months Ended September 30, 2001 and 2000


General. Net loss for the nine months ended September 30, 2001 was $176,892 or $.34 per basic and diluted share compared to a net loss of $213,090 or $.41 per basic and diluted share for the comparable period in 2000. The Bank commenced operations on April 28, 1999. During the nine months ended
   September 30, 2001, the Company had not achieved the asset size to operate profitably based on its operating expenses.

Interest Income. Interest income for the nine-months ended September 30, 2001 was $1,172,741 compared to $664,645 for the nine-months ended September 30, 2000. Interest income earned on loans was $907,655 for the nine-months ended September 30, 2001 compared to $457,704 for the nine-month period ended September 30, 2000. The increase was due to an increase in the average loan portfolio balance to $15.6 million for the nine-months ended September 30, 2001 from $6.4 million for the comparable period in 2000, partially offset by a decrease in the average yield earned from 9.55% to 7.78%. Interest income earned on securities was $202,355 for the nine months ended September 30, 2001 compared to $143,796 for the nine months ended September 30, 2000. The increase was primarily due to an increase in the average security portfolio balance from $3.0 million for the nine months ended September 30, 2000 to $4.2 million for the comparable 2001 period.

Interest Expense. Interest expense for the nine-months ended September 30, 2001 was $678,853 compared to $302,559 for the nine-months ended September 30, 2000. The increase was due to an increase in the average balance of interest-bearing liabilities from $8.0 million for the nine-months ended September 30, 2000 to $17.3 million for the nine-months ended September 30, 2001 and an increase in the average cost from 5.05% for the nine-months ended September 30, 2000 to 5.25% for the nine-months ended September 30, 2001.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the nine-months ended September 30, 2001 and 2000 of $159,442 and $74,843, respectively. The increase relates to three loans becoming impaired and the subsequent write-off of one of these loans during the nine months ended September 30, 2001. The allowance for loan losses was $226,221 at September 30, 2001. Management believes the allowance is adequate at September 30, 2001.

Non interest Income.  Noninterest income was $112,621 for the nine-months  ended
   September 30, 2001 compared to $59,577 for the same period in 2000. The majority of this increase relates to an increase in service charges on deposits accounts.

Non interest Expense. Noninterest expense was $733,959 for the nine-months ended September 30, 2001 compared to $689,910 for the nine-months ended September 30, 2000. In 2000, the Company incurred $89,352 in litigation expenses associated with the civil suit brought against the Company by the former president of the Bank, of which $64,000 was recovered from their insurance carrier in the third quarter of 2000. The net increase in noninterest expense, excluding these litigation expenses, was $69,431 or 10.4% and is due to the overall growth of the Company and occupancy expense relating to the new building.

Income Tax Benefit. The income tax benefit for the nine months ended September
   30, 2001 was $110,000 (an effective rate of 38.3%) compared to $130,000 (an effective tax rate of 37.9%) for the nine months ended September 30, 2000.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibit(s) marked by a single asterisk (*) were previously filed as a part of the PSB's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibits marked by a double asterisk (**) were previously filed as part of the PSB's Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on May 20, 1998, Registration No. 333-44161 and hereby incorporated by reference. The exhibit marked by a triple asterisk (***) was previously filed as part of the PSB's Form 10-QSB as filed with the Securities and Exchange Commission on May 15, 2000 and are hereby incorporated by reference. The exhibit marked by the quadruple asterisk (****) was previously filed as part of the PSB's Definitive Form 14-A, as filed with the Securities and Exchange Commission on March 16, 2000 and is hereby incorporated by reference. The exhibit numbers correspond to the exhibit numbers in the referenced documents, except for Exhibit No. 10.7, which was designated Appendix A in the referenced Definitive Form 14-A.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2001.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PSB BANCGROUP, INC.
                                         (Registrant)





Date:  November 8, 2001               By: /s/ Robert W. Woodard
       ----------------                   -------------------------
                                          Robert W. Woodard, President and Chief
                                          Executive Officer


Date:  November 8, 2001               By: /s/ Thomas M. Riherd, II
       ----------------                   -------------------------
                                          Thomas M. Riherd, II, Chief  Financial
                                          Officer