Form 10KSB
period 2001-12-31
PSB BANCGROUP INC
filed 2002-03-29
CIK 1052634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001


                          Commission File No. 333-44161


                               PSB BANCGROUP, INC.

       A Florida Corporation (IRS Employer Identification No. 59-3454146)
                              500 South 1st Street
                               Lake City, FL 32025
                                 (386) 754-0002

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                      NONE
                                      ----

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                                      NONE
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ___ No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Firm 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2001: $1,805,635

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (234,691 shares) on March 18, 2002, was approximately $2,112,219. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the registrant at $9.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of February 18, 2002: 518,200 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     1. Portions of the Audited Consolidated Financial Statements at and for the years ended December 31, 2001 and 2000. (Part II)

     2.   Portions  of  Proxy   Statement   for  the  2002  Annual   Meeting  of
          Shareholders. (Part III)

                                TABLE OF CONTENTS

Consolidated -- PSB BancGroup, Inc., and its subsidiary are referred to as ("Registrant").

                                                                                                   Page Number
                                                                                                   -----------
     PART I
     Item 1     Business ................................................................................ 3
     Item 2     Description of Property ................................................................ 11
     Item 3     Legal Proceedings ...................................................................... 11
     Item 4     Submission of Matters to a Vote of Security Holders .................................... 11

     PART II
     Item 5     Market for Common Equity and Related Stockholder Matters ............................... 12
     Item 6     Management's Discussion and Analysis of Financial Condition and
                Results of Operations .................................................................. 12
     Item 7     Financial Statements and Supplementary Data ............................................ 20(1)
     Item 8     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure .................................................... 20

     PART III
     Item 9     Directors and Executive Officers of the Registrant ..................................... 20(2)
     Item 10    Executive Compensation ................................................................. 20(2)
     Item 11    Security Ownership of Certain Beneficial Owners and Management ......................... 20(2)
     Item 12    Certain Relationships and Related Transactions ......................................... 21

     PART IV
     Item 13    Exhibits and Reports on Form 8-K ....................................................... 21

--------------------------------

(1) These items are incorporated by reference from Registrant's Audited Consolidated Financial Statements at and for the years ended December 31, 2001 and 2000.

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

     Subsidiaries

     As of December 31, 2001, PSB had one subsidiary, Peoples State Bank, a state-chartered commercial bank. The Bank opened for business on April 28, 1999.

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

     The Bank also offers a wide range of loan products, which include:

                                Commercial Loans
                                Real Estate Loans
                               Construction Loans
                                 Consumer Loans

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

                             SELECTED FINANCIAL DATA

                   At December 31, or for the Year then Ended
                (Dollars in thousands, except per share figures)

                                                                              2001             2000
                                                                             ------           ------
At Year End:
Cash and Cash Equivalents .........................................      $       911      $       600
Securities ........................................................            7,232            3,896
Loans, Net ........................................................           18,924           11,154
All Other Assets ..................................................            2,461            2,090
                                                                          ----------       ----------
         Total Assets .............................................      $    29,528      $    17,740
                                                                          ==========       ==========
Deposit Accounts...................................................      $    24,022      $    13,102
Other Borrowings...................................................            1,200              245
All Other Liabilities..............................................              482              425
Stockholders' Equity...............................................            3,824            3,968
                                                                          ----------       ----------
         Total Liabilities and Stockholders' Equity................      $    29,528      $    17,740
                                                                          ==========       ==========

For the Year:
Total Interest Income .............................................      $     1,640      $       990
Total Interest Expense ............................................              923              470
                                                                          ----------       ----------
Net Interest Income ...............................................              717              520
Provision for Loan Losses .........................................              161              101
                                                                          ----------       ----------
Net Interest Income After Provision for Loan Losses ...............              556              419
Noninterest Income ................................................              165               75
Noninterest Expenses ..............................................              985              936
                                                                          ----------       ----------
Loss Before Income Tax Benefit.....................................             (264)            (442)
Income Tax Benefit ................................................             (101)            (169)
                                                                          ----------       ----------
Net Loss ..........................................................      $      (163)     $      (273)
                                                                          ==========       ==========
Basic Loss Per Share ..............................................      $      (.31)     $      (.53)
                                                                          ==========       ==========
Diluted Loss Per Share  ...........................................      $      (.31)     $      (.53)
                                                                          ==========       ==========

Ratios and Other Data:
Return on Average Assets ..........................................           (0.66%)          (1.96%)
Return on Average Equity ..........................................           (4.18%)          (7.10%)
Average Equity to Average Assets ..................................           15.78%           27.60%
Interest-Rate Spread During the Period ............................            2.58%            3.25%
Net Yield on Average Interest-Earning Assets ......................            3.32%            4.47%
Noninterest Expenses to Average Assets ............................            3.99%            6.72%
Ratio of Average Interest-Earning Assets to
   Average Interest-Bearing Liabilities ...........................             1.17             1.30
Nonperforming Loans and Foreclosed Real Estate as
   A Percentage of Total Assets at End of Year ....................            0.85%                -
Allowance for Loan Losses as a Percentage
   Of Total Loans at End of Year ..................................            1.20%            1.23%
Total Number of Banking Offices ...................................                1                1
Total Shares Outstanding at End of Year ...........................          517,884          515,784
Book Value Per Share at End of Year ...............................      $      7.38      $      7.69


Market Area and Competition

Our primary service area is Lake City, Florida. Lake City has been experiencing steady growth in both population and banking deposits in recent years and is the primary commercial and residential center located in the Northern part of Columbia County, Florida. Columbia County maintains a steady commercial, industrial and agricultural base, which has been expanding in recent years. The largest employers in the County include:

  o  Columbia County School                  o  Homes of Merit
  o  VA Medical Center                       o  TIMCO - Lake City
  o  Florida Department of Transportation    o  Wal-Mart
  o  Columbia Correctional Center            o  Board of County Commissioners

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

Investments

As of December 31, 2001, investment securities, Federal Home Loan Bank Stock and federal funds sold comprised approximately 25.6% of the Company's assets. Net loans comprised approximately 64.1% of the Company's assets. To date, we have invested primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Company enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds.

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

Construction loans consist of commercial and residential construction projects.

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

As of December 31, 2001, the Company had $249,766 in nonperforming assets, consisting of $231,203 in foreclosed assets and $18,563 in loans on nonaccrual status.

The majority of our loans are secured by real estate in Columbia County, Florida. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in the County. See "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Asset and Liability Management."

Loan Loss Reserves

In considering the adequacy of our allowance for loan losses, we considered that as of December 31, 2001, 45.3% of our outstanding loans are in the commercial loan category, including loans secured by commercial real estate. Commercial loans are generally considered by management to have greater risk than other categories of loans in our loan portfolio. However, the majority of these commercial loans at December 31, 2001, were made on a secured basis, with collateral consisting primarily of real estate, accounts receivable, inventory, assignment of mortgages and equipment. We believe that the secured condition of the preponderant portion of our commercial loan portfolio reduces any risk of loss inherently present in commercial loans.

Construction loans comprised 21.0% of out total loan portfolio as of December 31, 2001. Our consumer loan portfolio at December 31, 2001, consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in our loan loss reserve.

Residential real estate mortgage loans constituted 18.9% of outstanding loans at December 31, 2001. These loans are considered to have minimal risk due to the fact that they represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral or is otherwise covered by private mortgage insurance.

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

The Company maintains an allowance for loan losses at a level that we believe is sufficient to absorb all estimated losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (i) amounts allocated to loans based on collateral type; and (ii) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system. At December 31, 2001, $230,106 or 1.20% of outstanding loans had been allocated for loan losses.

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

Employees

The Company currently employs eleven full-time and two part-time employees, including four officers. Additional employees will be hired as needed.

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

In 1999, financial services regulation was significantly reformed with the adoption of the Gramm-Leach- Bliley Act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking regulators. Of significance, the GLA permits Bank Holding Companies
("BHC") that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC"). In addition to activities that are permissible for BHCs and their subsidiaries, the GLA permits FHCs and their subsidiaries to engage in a wide variety of other activities that are "financial in nature" or are incidental to financial activities. These new activities may enable the Company to consider and engage in new lines of business.

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

Similarly, Form 10-QSB, must contain information concerning PSB on a quarterly basis. Although Form 10- KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submission of any maters to a vote of security holders, must also be reported on Form 10-QSB.

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

The Company is subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 2001, our total risk-based capital and Tier 1 to risk-weighted assets capital ratios were 15.23% and 14.18%, respectively. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% Tier 1 capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

The FDICIA requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying:

     o    maximum classified assets to capital ratios;
     o    minimum  earnings   sufficient  to  absorb  losses  without  impairing
          capital;
     o to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and
     o such other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

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

In response to the directive issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:


                                                      Total Risk -          Tier I Risk -        Tier I
                                                      Based Capital          Based Capital        Leverage
                                                         Ratio                  Ratio              Ratio
                                                    ------------------     -----------------    -----------
   Well capitalized (1)                                    10%                     6%                5%
   Adequately capitalized (1)                               8%                     4%               4%(2)
   Undercapitalized (3)                                  <  8%                  <  4%             <  4%
   Significantly Undercapitalized (3)                    <  6%                  <  3%             <  3%
   Critically Undercapitalized                              -                      -              <  2%


                                          (Footnotes to follow this page)



-------------------------

(1) An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

     Basedupon the above regulatory ratios, the Bank is considered to be well capitalized.

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

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle Act"), restrictions on interstate acquisitions of banks by BHCs were repealed on September 29, 1995, such that any out-of-state BHC would be able to acquire and consolidate any Florida-based bank, subject to certain deposit percentage and other restrictions on or after the effective date of the Riegle Act. The legislation also provides that, unless an individual state elected beforehand either:

          o    to accelerate the effective date; or
          o to prohibit out-of-state banks from operating interstate branches within its territory.

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

ITEM 2. - DESCRIPTION OF PROPERTY

     The Bank's permanent facility is located at 500 South First Street, Lake City, Florida. The facility is a one- story, 5,487 square foot bank building.

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

     As of March 18, 2002, the approximate number of holders of record of PSB's common stock was 200. The exact number is not known since some of the shares are held by brokers in street name. To date, PSB has not paid any dividends on its common stock. It is the present policy of the Board of Directors to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Years Ended December 31, 2001 and 2000
General

     PSB BancGroup, Inc. ("PSB") was incorporated on June 30, 1997. PSB owns 100% of the outstanding common stock of Peoples State Bank (the "Bank"). Collectively, PSB and the Bank are referred to as the "Company." PSB's only business is the ownership and operation of the Bank.

     The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to businesses and individuals in Columbia County, Florida.

Credit Risk

     Our primary business is making commercial, business, consumer and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While underwriting guidelines and credit review procedures have been instituted to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2001, the Company had $249,766 in nonperforming assets. During the year ended December 31, 2001, the Company had net charge offs of $69,911 in loans. The Company charged-off $3,976 in loans during 2000.

     The following table presents information regarding the Company's total allowance for losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands):


                           (Table to follow this page)

                                                                                                    At December 31,
                                                                                ----------------------------------------------------
                                                                                          2001                        2000
                                                                                -------------------------    -----------------------
                                                                                              % Loans                    % Loans
                                                                                              to Total                   to Total
                                                                                 Amount         Loans         Amount       Loans
                                                                                --------      --------       --------    --------
Commercial Real Estate Loans ...........................                        $    62          25.9%       $    56        31.0%
Residential Real Estate Loans ..........................                             35          18.9             34        24.8
Commercial Loans .......................................                             47          19.4             37        23.4
Construction Loans......................................                             50          21.0              7         4.8
Consumer and Other Loans ...............................                             36          14.8              5        16.0
                                                                                --------      --------       --------    --------

Total Allowance for Loan Losses ........................                        $   230         100.0%       $   139       100.0%
                                                                                ========      ========       ========    ========


The allowance for loan losses represented 1.20% of the total loans outstanding at December 31, 2001.

The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):


                                                                                     At December 31,              At December 31,
                                                                                          2001                          2000
                                                                                     ---------------              ---------------
                                                                                                % of                         % of
                                                                                   Amount       Total           Amount       Total
                                                                                   ------       ------           ------       -----
Commercial Real Estate ......................................                   $  4,974         25.9%        $  3,506        31.0%
Residential Real Estate .....................................                      3,625         18.9            2,810        24.8
Commercial ..................................................                      3,721         19.4            2,646        23.4
Construction.................................................                      4,028         21.0              543         4.8
Consumer and Other...........................................                      2,854         14.8            1,816        16.0
                                                                                  -------       ------           ------       -----

                                                                                  19,202        100.0%          11,321       100.0%
                                                                                                ======                       =====

Less:
     Net Deferred Loan Fees .................................                        (48)                          (28)
     Allowance for Loan Losses ..............................                       (230)                         (139)
                                                                                  -------                       -------

Loans, net ..................................................                   $ 18,924                      $ 11,154
                                                                                  =======                       =======

Liquidity and Capital Resources

The Company's primary source of cash during the year ended December 31, 2001, was from net deposit inflows of $10.9 million. Cash was used primarily to originate loans and to purchase investment securities. Outstanding loan commitments at December 31, 2001, totaled $3.3 million and we exceeded our regulatory liquidity requirements.

The following table sets forth the carrying value of the Company's securities portfolio:

                                                                                          At December 31
                                                                                          (In thousands)
                                                                                   2001                  2000
                                                                                   ----                  ----
Securities Available for Sale -
     U.S. Government Agency Securities ..................................       $ 5,247               $ 3,566
     Mortgage-backed Security ...........................................           295                   330
     Collateralized mortgage obligations.................................         1,179                     -
     U.S. Treasury Securities............................................           511                     -
                                                                                -------               -------
     Total...............................................................         7,232               $ 3,896
                                                                                =======               =======

The following table sets forth, by maturity distribution at December 31, 2001 and 2000, certain information pertaining to the securities portfolio as follows (dollars in thousands):



                                                                                After One Year
At December 31, 2001:                            One Year or Less                to Five Years                     Total
                                                 ----------------                -------------              -------------------
                                              Carrying       Average        Carrying        Average       Carrying        Average
                                               Value          Yield          Value           Yield          Value          Yield
                                               -----          -----          -----           -----          -----          -----
U.S. Government Agency
Securities...............................     $ 1,512         6.25%         $ 3,735           5.67%         5,247           5.84%
U.S. Treasury Securities.................           -            -              511           4.25            511           4.25
                                              --------       -------        --------          ----
Collateralized mortgage
obligations..............................                                                                   1,179           5.63
Mortgage backed security.................                                                                     295           5.50
                                                                                                           -------

     Total...............................     $ 1,512         6.25%         $ 4,246           5.50%         7,232           5.68%
                                              ========        ======        ========          ======       =======         ======




                                                                                After One Year
At December 31, 2000:                            One Year or Less                to Five Years                     Total
                                                 ----------------                -------------              -------------------
                                              Carrying       Average        Carrying        Average       Carrying        Average
                                               Value          Yield          Value           Yield          Value          Yield
                                               -----          -----          -----           -----          -----          -----
     U.S. Government Agency
         Securities......................     $1,000          5.94%         $ 2,566           6.35%       $ 3,566           6.21%
                                              =======         =====         ========          ======
     Mortgage-backed Security............                                                                    330            5.50
                                                                                                            ----
     Total...............................                                                                 $ 3,896           6.17%
                                                                                                          ========         ======

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

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; and (v) net interest margin. Average balances are based on average daily balances.

                           (Table to follow this page)

                                                        Year Ended December 31, 2001              Year Ended December 31, 2000
                                                        ----------------------------              ----------------------------

                                                   Average    Interest and     Average        Average    Interest and     Average
                                                   Balance     Dividends      Yield/Rate      Balance     Dividends      Yield/Rate
                                                   -------     ---------      ----------      -------     ---------      ----------
                                                                                  (Dollars in thousands)
Interest-Earning Assets:
  Loans .......................................    $14,988      $  1,284          8.57%       $ 7,305      $    716         9.80%
  Securities ..................................      4,856           285          5.87          3,226           207         6.42%
  Other Interest-Earning Assets (1)............      1,761            71          4.03          1,090            67         6.15%
                                                   --------     ---------                     -------         -----
     Total Interest-Earning Assets ............     21,605         1,640          7.59         11,621           990         8.52%
                                                                                                              -----
Noninterest-Earning Assets ....................      3,079                                      2,313
                                                   --------                                   -------
     Total Assets .............................     24,684                                     13,934
                                                   ========                                   =======
Interest-Bearing Liabilities:
   Savings, Money Market and NOW
       Deposits ...............................      3,902            95          2.43          2,424            74         3.05%
   Time Deposits ..............................     14,254           816          5.72          6,443           394         6.11%
   Other Borrowings ...........................        258            12          4.65             38             2         5.26%
                                                   --------     ---------                     --------     --------
     Total Interest-Bearing Liabilities .......     18,414           923          5.01          8,905           470         5.27%
                                                                                                                          -------


Noninterest Bearing Demand Deposits ...........      1,749                                      1,056

Other Noninterest-Bearing Liabilities .........        625                                        127

Stockholders' Equity ..........................      3,896                                      3,846
                                                   --------                                   --------

     Total Liabilities and Stockholders'
     Equity ...................................    $24,684                                    $13,934
                                                   ========                                   ========
Net Interest/Dividend Income ..................                 $   717                                    $    520
                                                                ========                                   ========
Interest-Rate Spread (2) ......................                                   2.58%                                     3.25%
                                                                                  ======                                    =====
Net Interest Margin (3) .......................                                   3.32%                                     4.47%
                                                                                  ======                                    =====
Ratio of Average Interest -Earning Assets to
Average
   Interest-Bearing Liabilities ...............      1.17                                        1.30
                                                     ====                                        ====

-----------------------------

(1) Includes interest-bearing deposits, federal funds sold and federal home loan bank stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income ividend by average interest-earning assets.

     Rate/Volume Analysis

     The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate); and (3) changes in rate-volume (change in rate multiplied by change in volume).



                           (Table to follow this page)

                                                                                       Year Ended December 31, 2001 vs. 2000:
                                                                                              Increase (Decrease) Due to
                                                                                  Rate         Volume          Rate/         Total
                                                                                  ----         ------          -----         -----
                                                                                                              Volume
                                                                                                              ------
                                                                                                   (In thousands)
Interest-earning assets:
     Loans...............................................................       $   (90)       $   753        $   (95)      $   568
     Securities..........................................................           (18)           105             (9)           78
     Other interest-earning assets.......................................           (23)            41            (14)            4


         Total...........................................................          (131)           899           (118)          650
                                                                                ----------     ----------     ---------     --------

Interest-bearing liabilities:
   Deposits:
     Savings, money-market and NOW deposits..............................           (15)            45             (9)           21
     Time deposits.......................................................           (25)           477            (30)          422
     Other Borrowings....................................................             -             12             (2)           10
                                                                                ----------     ----------     ---------     --------

         Total...........................................................           (40)            534           (41)          453
                                                                                ----------     ----------     ----------    --------

Net change in net interest income........................................       $   (91)       $    365       $   (77)      $   197
                                                                                ==========     ==========     ==========    ========

Results of Operations For the Years Ended December 31, 2001 and 2000

General. Net loss for the year ended December 31, 2001, was $162,553 or $.31 per basic and diluted share compared to a net loss of $273,110 or $.53 per basic and diluted share for the comparable period in 2000. For most of 2001, based on its operating expenses, the Company had not achieved the asset size to operate profitably. The Company, however, was profitable in the fourth quarter of 2001.

Interest Income and Expense. Interest income increased $650,143 from $990,456 for the year ended December 31, 2000 to $1,640,599 for the year ended December 31, 2001. Interest income on loans increased $568,276, primarily due to an increase in the average loan portfolio balance. Interest income on securities increased $77,881 primarily due to an increase in the average securities portfolio balance.

Interest expense on deposits increased $443,194, from $468,022 for the year ended December 31, 2000 to $911,216 for the year ended December 31, 2001. Interest expense on deposits increased primarily due to an increase in the average balance of deposit accounts.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the year ended December 31, 2001 of $160,793 and the allowance for loan losses was $230,106 at December 31, 2001. Management believes the allowance is adequate at December 31, 2001.

Noninterest Income. Noninterest income was $165,036 for the year ended December 31, 2001, compared to $75,240 for 2000. This increase was primarily due to an increase in service charges on deposit accounts.

Noninterest Expense. Noninterest expense was $985,019 for the year ended December 31, 2001, compared to $936,459 for the year ended December 31, 2000. Noninterest expense increased primarily due to the overall growth of the Company.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2001 was $101,000 (an effective rate of 38.3%) compared to $169,000 (an effective tax rate of 38.2%) for the year ended December 31, 2000.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given period. The gap ratio is computed as RSA/RSL. A gap ratio of 1.0 represents perfect matching. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

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

The following table sets froth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                       More Than       More Than      More Than       More
                                            Up To       Three         Six Months      One Year        Than       Over
                                            Three      Months to        to One         to Five        Five        Ten
                                           Months      Six Months        Year           Years         Years      Years      Total
                                           ------      ----------        ----           -----         -----      -----      -----
Loans (1):
     Variable Rate ......................  $ 4,284      $    666      $   1,142       $   6,418      $   113   $     -     $ 12,623
     Fixed Rate .........................      440           462            683           3,785          369       840        6,579
                                               ---           ---            ---           -----          ---       ---        -----

        Total Loans ..................       4,724         1,128          1,825          10,203          482       840       19,202
Federal Funds Sold ......................      273             -              -               -            -         -          273
Securities (2) ..........................      161         1,020            541           5,570            -         -        7,292
           --                                  ---         -----            ---           -----          ---       ---        -----


        Total Rate-Sensitive Assets ..     $ 5,158      $  2,148      $   2,366       $  15,773      $   482   $   840     $ 26,767
                                           =======      ========      =========       =========      =======   =======     ========

Deposit Accounts (3):
   Savings, NOW and Money Market
     Deposits ...........................  $ 4,571      $      -      $       -       $       -      $     -   $     -     $  4,571
   Time Deposits ........................    5,090         4,472          5,697           1,855            -         -       17,114
   Other Borrowings......................        -             -              -           1,200            -         -        1,200
                                               ---           ---            ---           -----          ---       ---        -----

        Total Rate-Sensitive Liabilities   $ 9,661      $  4,472      $   5,697       $   3,055      $     -   $     -     $ 22,885
                                           =======      ========      =========       =========      =======   =======     ========

GAP Repricing Differences................  $(4,503)     $ (2,324)     $  (3,331)      $  12,718      $   482   $   840     $  3,882
                                           =======      ========      =========       =========      =======   =======     ========
Cumulative GAP ..........................  $(4,503)     $ (6,827)     $ (10,158)      $   2,560      $ 3,042   $ 3,882
                                           =======      ========      =========       =========      =======   =======
Cumulative GAP/Total Assets .............  (15.25)%      (23.12)%       (34.40)%          8.67%       10.30%    13.15%
                                           =======      ========      =========       =========      =======   =======


                         (Footnotes to follow this page)


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


     The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 2001 (in thousands):

                                                       Residential       Commercial                           Consumer
                                      Commercial        Mortgage        Real Estate       Construction       and Other
Years Ending December 31,               Loans             Loans            Loans              Loans            Loans          Total
-------------------------              -------           -------          -------            -------          -------        ------
2002.............................    $     1,746       $      104       $       5         $       183        $      807    $   2,895
2003 ............................            398              119              33                 529               731        1,810
2004 ............................            354              121             533                  77               630        1,715
2005 ............................            331              124             270                  22               360        1,107
2006 & Beyond ...................            892            3,157           4,083               3,217               326       11,675
                                    ---------------    -------------   -------------     --------------    ------------    ---------
     Total ......................    $     3,721       $    3,625       $   4,974         $     4,028        $    2,854    $  19,202
                                    ===============    =============   =============     ==============    ============    =========

Of the $16.3 million of loans due after 2002, 58.7% of these loans have fixed interest rates and 41.3% have adjustable interest rates.

The following table sets forth total loans originated and repaid at the dates indicated (in thousands):

                                                                            Year Ended December 31,
                                                                             2001             2000
                                                                            -----             ----
Originations:
     Commercial Loans ............................................       $    3,975       $    1,437
     Commercial Real Estate Loans ................................            4,139            2,923
     Residential Mortgage Loans ..................................            4,564            2,201
     Consumer and Other Loans ....................................            2,352            1,697
                                                                          ----------       ----------
         Total Loans Originated ..................................           15,030            8,258
Principal Reductions .............................................           (7,149)          (1,221)
                                                                          ----------       ----------
Increase In Total Loans ..........................................       $    7,881       $    7,037
                                                                          ==========       ==========


The following table sets forth information with respect to activity in the Company's allowance for loan losses during the period indicated:


                                                                           Year Ended December 31,
                                                                           2001               2000
                                                                          -----               ----
                                                                               (In thousands)

Allowance of beginning of period .................................       $      139       $       42
                                                                          ----------       ----------
Charge-offs:
     Commercial real estate loans.................................       $        -       $        -
     Residential real estate loans................................                -                -
     Commercial loans.............................................              (62)               -
     Consumer loans...............................................              (11)              (4)
                                                                          ----------       ----------
         Total charge-offs........................................              (73)              (4)
                                                                          ----------       ----------
Recoveries:
     Commercial real estate loans.................................       $        -       $        -
     Residential real estate loans................................                -                -
     Commercial loans.............................................                3                -
     Consumer loans...............................................                -                -
                                                                          ----------       ----------
         Total recoveries.........................................                3                -
                                                                          ----------       ----------
Provision for loan losses charged to operations...................       $      161       $      101
                                                                          ----------       ----------
Allowance at end of period........................................       $      230       $      139
                                                                          ==========       ==========
Ratio of net charge-offs during the period
to average loans outstanding during period........................             .47%             .05%
                                                                          ==========       ==========
Allowance for loan losses as a percentage
of non-performing loans...........................................          1239.1%              N/A
                                                                          ==========       ==========

The following table shows the distribution of, and certain other information relating to, the Company's deposit accounts by type (dollars in thousands):


                                                                                  At December 31,
                                                                ---------------------------------------------------------
                                                                         2001                             2000
                                                                        ------                           ------
                                                                                 % of                             % of
                                                                  Amount        Deposits           Amount        Deposits
                                                                  ------        --------           ------        --------
Noninterest-Bearing Demand Deposits .......................      $   2,337         9.7%           $   1,211         9.3%
NOW Deposits ..............................................          1,344         5.6                  789         6.0
Money Market Deposits .....................................          2,739        11.4                1,885        14.4
Savings Deposits ..........................................            488         2.1                  280         2.1
                                                                       ---         ---                  ---         ---

     Subtotal .............................................          6,908        28.8                4,165        31.8
                                                                     -----        ----                -----        ----

Time Deposits:
     2.00% - 2.99% ........................................          2,022         8.4                    -           -
     3.00% - 3.99% ........................................          2,720        11.3                    -           -
     4.00% - 4.99% ........................................          6,198        25.8                    -           -
     5.00% - 5.99% ........................................          3,798        15.8                   579        4.4
     6.00% - 6.99% ........................................          2,162         9.0                 8,145       62.2
     7.00% - 7.99% ........................................            214         0.9                   213        1.6
     ----    ----                                                      ---         ---                   ---        ---

Total Time Deposits (1) ...................................         17,114        71.2                 8,937       68.2
                    --                                              ------        ----                 -----       ----

Total Deposits ............................................      $  24,022       100.0%           $   13,102      100.0%
                                                                 =========       =====            ==========      =====

--------------------------

(1) Included individual retirement accounts ("IRAs") totaling $1,091,000 and $653,000 at December 31, 2001 and 2000, respectively.


Jumbo certificates ($100,000 and over) mature as follows (in thousands):

                                                                                  At December 31,
                                                                                  ---------------
                                                                                    (In thousands)
                                                                               2001               2000
                                                                               ----               ----
Due Three Months or Less ................................................   $   1,756           $    323
Due Over Three Months to Six Months .....................................       1,445                730
Due Over six Months to One Year .........................................       1,298                978
Due Over One Year .......................................................         800                200
                                                                                  ---                ---

     Total ..............................................................   $   5,299           $  2,231
                                                                            =========           ========


The following table sets forth the net deposit flows of the Company during the year indicated:

                                                                               Year Ended December 31,
                                                                             -----------------------
                                                                                    (In thousands)
                                                                                2001               2000
                                                                                ----               ----
Net increase before interest credited...................................      $  10,268          $   6,200

Net interest credited ..................................................            652                342
                                                                                    ---                ---

Net deposit increase ...................................................      $  10,920          $   6,542
                                                                              =========          =========

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

ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Registrant hereby incorporates by reference the Report of the Independent Auditors and the 2001 and 2000 Audited Consolidated Financial Statements filed as Exhibit 22.1 under Item 13 herein.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None.
                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Registrant hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meetings" contained at pages 4 through 7 of the Proxy Statement filed as Exhibit 99.1 under Item 13 herein.

ITEM 10. - EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 7 through 10 of the Proxy Statement filed as Exhibit 99.1 under Item 13 herein.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners Registrant hereby incorporates by reference the sections entitled "Security Ownership of Certain Beneficial Owners" and "Election of Directors" contained at pages 3 through 7 of the Proxy Statement filed as Exhibit 22.1 under
          Item 13 herein.

     (b) Security Ownership of Management Registrant hereby incorporates by reference the section entitled "Election of Directors" contained at pages 4 through 7 of the Proxy Statement filed as Exhibit 22.1 under
          Item 13 herein.

     (c) Changes in Control Management is not aware of any arrangements, including any pledge by any person of securities of Registrant, which the operation of may, at a subsequent date, result in a change of control of the Company.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has $1,421,000 of loans outstanding to the Company's directors, executive officers, their associates and members of the immediate families of such directors and executive officers.

                                     PART IV

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following  exhibits are filed with or  incorporated  by
          --------
          reference into this report. The exhibit(s) marked by a single asterisk (*) were previously filed as a part of the PSB's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission ("SEC") on January 13, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibits marked by a double asterisk (**) were previously filed as a part of the PSB's Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on May 20, 1998, Registration No. 333-44161 and hereby incorporated by reference. The exhibit marked by a triple asterisk (***) were previously filed as part of the PSB's Form 10-QSB as filed with the Securities and Exchange Commission on May 15, 2000 and are hereby incorporated by reference. The exhibit marked by the quadruple asterisk (****) was previously filed as part of the PSB's Definitive Form 14-A, as filed with the Securities and Exchange Commission on March 16, 2000 and is hereby incorporated by reference. The exhibit marked by the five asterisk (*****) was previously filed with PSB's Form 14-A filed with the SEC on March 19, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

          Exhibit No.        Description of Exhibit

          *     3.1          Articles of Incorporation of PSB
          *     3.2          Bylaws of PSB
          *     4.1          Specimen Common Stock Certificate
          *     4.2          Specimen Warrant Certificate
          **    4.5          Amended and Restated Warrant Plan
          *    10.1          Employment Agreement by and among PSB, the Bank and
                             Robert W. Woodard
          *    10.2          Land Purchase Agreement
          **   10.3          Addendum to Land Purchase Agreement
          **   10.4          Amended Employment Agreement with Robert W. Woodard
          ***  10.6          Employment Agreement with Wesley T. Small
          **** 10.7          Amended 1998  Employee  Stock  Option  and  Limited
                             Rights Plan
               22.1          Audited Consolidated Financial Statements at and
                             for the years ended December 31, 2001 and 2000
          *****99.1          PSB's 2001 Annual Meeting Proxy Statement

     (b)  Reports on Form 8-KSB.  Registrant  did  not  file any reports on Form
          ---------------------
          8-KSB during the last quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PSB BancGroup, Inc.


Dated: March 26, 2002           By:  /s/ Alton C. Milton, Sr.
                                     ------------------------------------
                                              Alton C. Milton, Sr.
                                              Chairman of the Board


Dated: March 26, 2002           By:  /s/ Thomas M. Riherd, II
                                     ------------------------------------
                                              Thomas M. Riherd, II
                                              Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ John W. Burns, III                              March 26, 2002
----------------------------------------------
JOHN W. BURNS, III
Class I Director


/s/ Robert M. Eadie                                 March 26, 2002
----------------------------------------------
ROBERT M. EADIE
Class I Director


/s/ Shipla U. Mhatre                                March 26, 2002
----------------------------------------------
SHIPLA U. MHATRE
Class II Director


/s/ Alton C. Milton, Jr.                            March 26, 2002
----------------------------------------------
ALTON C. MILTON, JR.
Class II Director


/s/ Alton C. Milton, Sr.                            March 26, 2002
----------------------------------------------
ALTON C. MILTON, SR.
Chairman of the Board and Class III Director


/s/ Andrew T. Moore                                 March 26, 2002
----------------------------------------------
ANDREW T. MOORE
Class III Director


/s/ Robert W. Woodard                               March 26, 2002
----------------------------------------------
ROBERT W. WOODARD
Chief Executive Officer, President
       and Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

                 PSB's Audited Consolidated Financial Statements
                  are included as Exhibits 22.1 of this filing.

                                                                    EXHIBIT 22.1





                              Audited Consolidated
                              Financial Statements
                           at and for the years ended
                           December 31, 2001 and 2000