Form 10QSB
period 2002-03-31
PSB BANCGROUP INC
filed 2002-05-14
CIK 1052634

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under  Section 13 or 15(d)  of the Securities Exchange Act
----
     of 1934

For the quarterly period ended March 31, 2002

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------

Commission file number   333-44161
                         ---------


                               PSB BANCGROUP, INC.
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Florida                                                  59-3454146
---------------------------------                           -------------------
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

YES  X     NO
    ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                            520,700 shares
--------------------------------------                 -------------------------
               (class)                             Outstanding at April 15, 2002


--------------------------------------------------------------------------------

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       At March 31, 2002 (Unaudited) and At December 31, 2001...................................................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three Months ended March 31, 2002 and 2001...............................................................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) -
       Three Months Ended March 31, 2002........................................................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three Months Ended March 31, 2002 and 2001...............................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)...........................................6

     Review by Independent Certified Public Accountants.........................................................7

     Report on Review by Independent Certified Public Accountants...............................................8

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................................9-12

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-KSB.................................................................13

SIGNATURES.....................................................................................................14


                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets



                                                                                                         At
                                                                                                --------------------
                                                                                              March 31,       December 31,
                                                                                        -----------------   --------------
    Assets                                                                                         2002               2001
                                                                                                   ----               ----
                                                                                                               (Unaudited)

Cash and due from banks                                                                   $     791,002           637,587
Federal funds sold                                                                              235,000           273,000
                                                                                                -------           -------

              Total cash and cash equivalents                                                 1,026,002           910,587

Securities available for sale                                                                 7,083,100         7,232,327
Loans, net of allowance for loan losses of $258,441
    in 2002 and $230,106 in 2001                                                             22,039,322        18,924,380
Premises and equipment, net                                                                   1,421,295         1,433,273
Foreclosed assets                                                                                 6,377           231,203
Accrued interest receivable                                                                     174,525           158,721
Federal Home Loan Bank stock, at cost                                                            60,000            60,000
Deferred income taxes                                                                           510,542           488,829
Other assets                                                                                    105,147            88,817
                                                                                                -------            ------

              Total assets                                                                $  32,426,310        29,528,137
                                                                                          =============        ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                       2,742,974         2,336,826
    Savings, NOW and money-market deposits                                                    5,433,401         4,570,909
    Time deposits                                                                            18,657,207        17,114,024
                                                                                             ----------        ----------

              Total deposits                                                                 26,833,582        24,021,759

    Advance from Federal Home Loan Bank                                                       1,200,000         1,200,000
    Other liabilities                                                                           600,314           482,293
                                                                                                -------           -------

              Total liabilities                                                              28,633,896        25,704,052
                                                                                             ----------        ----------
Stockholders' equity:
    Preferred stock                                                                                 -                 -
    Common stock                                                                                  5,182             5,179
    Additional paid-in capital                                                                4,621,118         4,618,277
    Accumulated deficit                                                                        (821,029)         (839,907)
    Accumulated other comprehensive income (loss)                                               (12,857)           40,536
                                                                                                -------            ------

              Total stockholders' equity                                                      3,792,414         3,824,085
                                                                                              ---------         ---------

              Total liabilities and stockholders' equity                                  $  32,426,310        29,528,137
                                                                                          =============        ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                              -------------------------
                                                                                               2002               2001
                                                                                               ----               ----
Interest income:
    Loans                                                                                 $     382,122           271,406
    Securities                                                                                   93,246            62,774
    Other interest-earning assets                                                                 4,933            22,068
                                                                                                  -----            ------

              Total interest income                                                             480,301           356,248
                                                                                                -------           -------

Interest expense:
    Deposits                                                                                    209,985           203,817
    Borrowings                                                                                   12,780             2,362
                                                                                                 ------             -----

              Total interest expense                                                            222,765           206,179
                                                                                                -------           -------

Net interest income                                                                             257,536           150,069

              Provision for loan losses                                                          33,382            65,547
                                                                                                 ------            ------

Net interest income after provision for loan losses                                             224,154            84,522
                                                                                                -------            ------
Noninterest income:
    Service charges on deposit accounts                                                          28,197            13,444
    Other service charges and fees                                                               10,419             5,122
    Gain on sale of foreclosed assets                                                             8,076                -
    Other                                                                                        12,674            12,402
                                                                                                 ------            ------

              Total noninterest income                                                           59,366            30,968
                                                                                                 ------            ------
Noninterest expenses:
    Salaries and employee benefits                                                              111,860           114,662
    Occupancy expense                                                                            35,290            38,729
    Professional fees                                                                            16,881            16,480
    Data processing                                                                              32,084            23,791
    Other                                                                                        58,027            42,383
                                                                                                 ------            ------

              Total noninterest expenses                                                        254,142           236,045
                                                                                                -------           -------

              Earnings (loss) before income tax provision (benefit)                              29,378          (120,555)

Income tax provision (benefit)                                                                   10,500           (46,000)
                                                                                                 ------           -------

              Net earnings (loss)                                                         $      18,878           (74,555)
                                                                                             ==========           =======

Earnings (loss) per share, basic and diluted                                              $         .04              (.14)
                                                                                             ==========              ====

Weighted-average number of shares outstanding, basic and diluted                                518,054           515,926


Dividends per share                                                                       $         -                 -
                                                                                             ==========           =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                    For the Three Months Ended March 31, 2002



                                                                                                  Accumulated
                                                                                                     Other
                                                                                                    Compre-
                                              Common Stock         Additional                        hensive         Total
                                           -------------------      Paid-In       Accumulated        Income      Stockholders'
                                           Shares       Amount       Capital         Deficit         (Loss)         Equity
                                           ------       ------    ------------   --------------  --------------  -------------

Balance at December 31, 2001              517,884      $ 5,179      4,618,277         (839,907)       40,536        3,824,085
                                                                                                                    ---------

Comprehensive income (loss):
         Net earnings (unaudited)             -            -              -             18,878           -             18,878

         Net change in unrealized
             gain on securities
             available for sale,
             net of income tax
             benefit of $32,213
             (unaudited)                      -            -              -                -         (53,393)         (53,393)
                                                                                                                    ---------

Comprehensive income (loss)
         (unaudited)                                                                                                  (34,515)
                                                                                                                    ---------

Proceeds from issuance of common
         stock, exercise of warrants
         (unaudited)                          316            3          2,841              -             -              2,844
                                         --------     --------   ------------      -----------     ---------      -----------

Balance at March 31, 2002
         (unaudited)                      518,200     $  5,182      4,621,118         (821,029)      (12,857)       3,792,414
                                         ========     ========   ============      ===========     =========      ===========




















See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                             ----------------------
                                                                                             2002              2001
                                                                                             ----              ----
Cash flows from operating activities:
    Net earnings (loss)                                                                   $   18,878        (74,555)
    Adjustments to reconcile net earnings (loss) to net cash provided by
      (used in) operating activities:
         Depreciation                                                                         14,486         13,223
         Provision for loan losses                                                            33,382         65,547
         Deferred income tax provision (benefit)                                              10,500        (46,000)
         Net amortization of loan fees, premiums and discounts                               (18,671)          (910)
         Gain on sale of foreclosed assets                                                    (8,076)             -
         (Increase) decrease in accrued interest receivable                                  (15,804)        25,470
         Increase in other assets                                                            (16,330)       (12,876)
         Increase (decrease) in other liabilities                                            118,021       (106,954)
                                                                                             -------       --------

                  Net cash provided by (used in) operating activities                        136,386       (137,055)
                                                                                             -------       --------
Cash flows from investing activities:
    Proceeds from principal repayments on securities available for sale                       80,447              -
    Net increase in loans                                                                 (2,945,856)    (1,212,542)
    Purchase of Federal Home Loan Bank stock                                                       -        (10,400)
    Purchase of premises and equipment                                                        (2,508)       (22,612)
    Proceeds from sales of foreclosed assets                                                  32,279              -
                                                                                              ------         ------

                  Net cash used in investing activities                                   (2,835,638)    (1,245,554)
                                                                                          ----------     ----------
Cash flows from financing activities:
    Net increase in deposits                                                               2,811,823      4,366,248
    Net decrease in federal funds purchased                                                        -       (245,000)
    Net proceeds from issuance of common stock                                                 2,844          9,000
                                                                                               -----          -----

                  Net cash provided by financing activities                                2,814,667      4,130,248
                                                                                           ---------      ---------

Net increase in cash and cash equivalents                                                    115,415      2,747,639

Cash and cash equivalents at beginning of period                                             910,587        599,621
                                                                                             -------        -------

Cash and cash equivalents at end of period                                                $1,026,002      3,347,260
                                                                                          ==========      =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                                         $  267,066        150,379
                                                                                          ==========        =======

         Income taxes                                                                     $        -              -
                                                                                          ==========        =======
    Noncash transactions:
         Accumulated other comprehensive income (loss), change in
              unrealized gain on securities available for sale, net of tax                $  (53,393)        35,087
                                                                                          ==========         ======

         Transfer of loans to foreclosed assets                                           $    6,377              -
                                                                                          ==========         ======

         Loans made on sales of foreclosed assets                                         $  207,000              -
                                                                                          ==========         ======



See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Description of Business and Basis of Presentation
    General.  In  the  opinion  of  management,   the   accompanying   condensed
         consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

    PSB BancGroup, Inc. ("PSB") was incorporated on June 30, 1997. PSB owns 100% of the outstanding common stock of Peoples State Bank (the "Bank") (collectively the "Company"). PSB was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on April 28, 1999 and provides a variety of community banking services to businesses and individuals through its banking office located in Lake City, Florida.

(2) Loan Impairment and Loan Losses
    No loans were  identified  as impaired at or  during the  three months ended
         March 31, 2002 or 2001. The activity in the allowance for loan losses is as follows:

                                                         Three Months Ended
                                                             March 31,
                                                           -------------
                                                       2002             2001
                                                       ----             ----

         Balance at beginning of period             $ 230,106          139,224
         Provision for loan losses                     33,382           65,547
         Charge-offs                                   (5,047)             -
                                                       ------           ------

         Balance at end of period                   $ 258,441          204,771
                                                    =========          =======


(3) Earnings (Loss) Per Share
    Basicand diluted  earnings  (loss) per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's outstanding stock options (aggregating 10,000) are not dilutive.

(4) Regulatory Matters
    The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2002 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                    Regulatory
                                                          Actual    Requirement
                                                          ------    -----------

Total capital to risk-weighted assets                     13.80%        8.00%
Tier I capital to risk-weighted assets                    12.74%        4.00%
Tier I capital to average total assets - leverage ratio   10.05%        4.00%

                       PSB BANCGROUP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
PSB BancGroup, Inc.
Lake City, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of PSB BancGroup, Inc. and Subsidiary (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 16, 2002

                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

               Comparison of March 31, 2002 and December 31, 2001


General

PSB BancGroup, Inc. ("PSB") was incorporated on June 30, 1997. PSB owns 100% of the outstanding common stock of Peoples State Bank (the "Bank") (collectively the "Company"). PSB was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a (Florida) state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on April 28, 1999 and provides a variety of community banking services to businesses and individuals through its banking office located in Lake City, Florida.

Liquidity and Capital Resources

During the three months ended March 31, 2002, the Company's primary source of funds consisted of a net increase in deposits of $2.8 million. The Company used its capital resources principally to fund existing and continuing loan commitments. At March 31, 2002, the Company had commitments to originate loans, including unfunded lines of credit and standby letters of credit, totaling $3.2 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. At March 31, 2002, the Company had approximately $16.0 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of March 31, 2002, the Bank exceeded all liquidity requirements to which it was subject.

                       PSB BANCGROUP, INC. AND SUBSIDIARY



The following ratios and rates are presented for the dates and periods indicated:

                                                                        Three Months                      Three Months
                                                                           Ended          Year Ended          Ended
                                                                          March 31,       December 31,      March 31,
                                                                            2002             2001              2001
                                                                        ------------      ------------    ------------
        Average equity as a percentage
           of average assets                                               12.08%            15.78%           19.55%

        Equity to total assets at end of period                            11.70%            12.95%           18.12%

        Return on average assets (1)                                         .24%             (.66%)          (1.47%)

        Return on average equity (1)                                        1.98%            (4.18%)          (7.52%)

        Noninterest expenses to average assets (1)                          3.23%             3.99%            4.65%

        Nonperforming loans and foreclosed assets as
           a percentage of total assets at end of period                     .26%              .85%              - %


(1)      Annualized for the three months ended March 31.

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

                                                                        Three Months Ended March 31,
                                               ---------------------------------------------------------------------------
                                                           2002                                         2001
                                               ----------------------------------         --------------------------------
                                                           Interest      Average                     Interest     Average
                                                Average      and         Yield/           Average      and        Yield/
                                                Balance    Dividends      Cost            Balance    Dividends      Cost
                                                -------    ---------      ----            -------    ---------      ----
                                                                        (Dollars in thousands)
Interest-earning assets:
   Loans                                       $ 20,306        382        7.52%          $ 12,072         271      8.98%
   Securities                                     7,116         93        5.23              3,917          63      6.43
   Other interest-earning assets (1)              1,073          5        1.86              1,559          22      5.64
                                                -------      -----                        -------       -----

       Total interest-earning assets             28,495        480        6.74             17,548         356      8.11
                                                               ---                                        ---

Noninterest-earning assets (2)                    3,017                                     2,747
                                                -------                                   -------

       Total assets                            $ 31,512                                  $ 20,295
                                                 ======                                    ======

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                           5,379         21        1.56              3,156          23      2.92
   Time deposits                                 18,029        189        4.19             11,216         181      6.46
   Other borrowings                               1,200         13        4.33                127           2      6.30
                                                -------       ----                        -------         ---

       Total interest-bearing liabilities        24,608        223        3.62             14,499         206      5.68
                                                               ---                                        ---

Noninterest-bearing demand deposits               2,640                                     1,518
Noninterest-bearing liabilities                     456                                       311
Stockholders' equity                              3,808                                     3,967
                                                -------                                   -------

       Total liabilities and
           stockholders' equity                $ 31,512                                  $ 20,295
                                                 ======                                    ======

Net interest income                                          $ 257                                     $  150
                                                               ===                                        ===

Interest-rate spread (3)                                                  3.12%                                    2.43%
                                                                          ====                                     ====

Net interest margin (4)                                                   3.61%                                    3.42%
                                                                          ====                                     ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.16                                      1.21
                                                   ====                                      ====


(1)  Includes Federal Home Loan Bank stock and federal funds sold.
(2)  Includes nonaccrual loans.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is annualized net interest income divided by average interest-earning assets.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

      Comparison of the Three-Month Periods Ended March 31, 2002 and 2001


    General. Net earnings for the three months ended March 31, 2002 was $18,878 or $.04 per basic and diluted share compared to a net loss of $74,555 or $.14 per basic and diluted share for the comparable period in 2001. The increase in net earnings was primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

    Interest Income. Interest income for the three months ended March 31, 2002 was $480,301 compared to $356,248 for the three months ended March 31, 2001. Interest income earned on loans was $382,122 for the three months ended March 31, 2002 compared to $271,406 for the three-month period ended March 31, 2001. The increase was due to an increase in the average loan portfolio balance to $20.3 million for the three months ended March 31, 2002 from $12.1 million for the comparable period in 2001, partially offset by a decrease in the average yield earned from 8.98% to 7.52%.

    Interest Expense. Interest expense for the three months ended March 31, 2002 was $222,765 compared to $206,179 for the three months ended March 31, 2001. The increase was due to an increase in the average balance of interest-bearing liabilities from $14.5 million for the three months ended March 31, 2001 to $24.6 million for the three months ended March 31, 2002, partially offset by a decrease in the average cost from 5.68% for the three months ended March 31, 2001 to 3.62% for the three months ended March 31, 2002.

    Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended March 31, 2002 and 2001 of $33,382 and $65,547, respectively. The allowance for loan losses was $258,441 at March 31, 2002. Management believes the allowance is adequate at March 31, 2002.

    Noninterest Income. Noninterest income was $59,366 for the three months ended March 31, 2002 compared to $30,968 for the comparable period in 2001. The largest increase related to service charges on deposit accounts due to the increase in deposit accounts.

    Noninterest Expense. Noninterest expense was $254,142 for the three months ended March 31, 2002 compared to $236,045 for the three months ended March 31, 2001. This increase relates to the overall increase in the volume of service.

    Income Taxes. The income tax provision for the three months ended March 31, 2002 was $10,500 (an effective rate of 35.7%) compared to an income tax benefit of $46,000 in 2001 (an effective rate of 38.2%).

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-KSB

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked by a single asterisk (*) were previously filed as a part of PSB's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission ("SEC") on January 13, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibits marked by a double asterisk (**) were previously filed as part of PSB's Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the SEC on May 20, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibit marked by a triple asterisk (***) was previously filed as part of PSB's Form 10-QSB as filed with the SEC on May 15, 2000, and is hereby incorporated by reference. The exhibit marked by a quadruple asterisk (****) was previously filed as part of PSB's Definitive
        Schedule 14-A, as filed with the SEC on March 16, 2000 and is hereby incorporated by reference. The exhibits marked by a quintuple asterisk (*****) were previously filed as part of PSB's Post Effective Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the SEC on May 1, 2002 and are hereby incorporated by reference. The exhibit numbers correspond to the exhibit numbers in the referenced documents, except for Exhibit No. 10.7, which was designated Appendix A in the referenced Definitive Schedule 14-A.

          Exhibit No.              Description of Exhibit

             *3.1     Articles of Incorporation of PSB
             *3.2     Bylaws of PSB
             *4.1     Specimen Common Stock Certificate
            **4.5     Amended and Restated Warrant Plan
         *****4.7     Specimen Warrant Certificate
            *10.1     Employment Agreement by and among PSB, the Bank and Robert
                      W. Woodard
            *10.2     Land Purchase Agreement
           **10.3     Addendum to Land Purchase Agreement
           **10.4     Amended Employment Agreement with Robert W. Woodard
          ***10.6     Employment Agreement with Wesley T. Small
         ****10.7     Amended 1998 Employee Stock Option and Limited Rights Plan
        *****10.8     Employee Severance Agreement with Thomas M. Riherd

(b) Reports on Form 8-KSB. There were no reports on Form 8-KSB filed during the three months ended March 31, 2002.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PSB BANCGROUP, INC.
                                          (Registrant)









Date:  May 14, 2002            By: /s/Robert W. Woodard
      ------------------           --------------------
                                   Robert W. Woodard, President and Chief
                                   Executive Officer




Date:  May 14, 2002            By: /s/Thomas M. Riherd, II
      ------------------           -----------------------
                                   Thomas M. Riherd, II, Chief Financial Officer