Form 10QSB
period 2002-06-30
PSB BANCGROUP INC
filed 2002-08-13
CIK 1052634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X       Quarterly report under Section 13 or 15(d)  of the Securities  Exchange
---      Act of 1934

For the quarterly period ended June 30, 2002

___      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number   333-44161
                         ---------

                               PSB BANCGROUP, INC.
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Florida                                                 59-3454146
--------------------------------                             ------------------
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

YES  X     NO ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                            521,200 shares
--------------------------------------                            --------------
            (class)                                 Outstanding at July 22, 2002

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----

     Condensed Consolidated Balance Sheets -
       At June 30, 2002 (Unaudited) and At December 31, 2001....................................................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Six Months ended June 30, 2002 and 2001........................................................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) -
       Six Months Ended June 30, 2002...........................................................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six Months Ended June 30, 2002 and 2001..................................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited).........................................6-7

     Review by Independent Certified Public Accountants.........................................................8

     Report on Review by Independent Certified Public Accountants...............................................9

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................10-15

PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders................................................16

   Item 6.  Exhibits and Reports on Form 8-KSB.................................................................17

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350...............................................................18

SIGNATURES.....................................................................................................18

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets


                                                                                                                                 At
                                                                                                                       -------------
                                                                                                  June 30,              December 31,
                                                                                                  ---------------------------------
    Assets                                                                                           2002                      2001
    ------                                                                                           ----                      ----
                                                                                                                         (Unaudited)
Cash and due from banks                                                                       $    980,129                  637,587
Federal funds sold                                                                               2,100,000                  273,000
                                                                                                 ---------                ---------

              Total cash and cash equivalents                                                    3,080,129                  910,587

Securities available for sale                                                                    6,222,468                7,232,327
Loans, net of allowance for loan losses of $312,870
    in 2002 and $230,106 in 2001                                                                23,876,768               18,924,380
Premises and equipment, net                                                                      1,413,600                1,433,273
Foreclosed assets                                                                                    2,500                  231,203
Accrued interest receivable                                                                        197,877                  158,721
Federal Home Loan Bank stock, at cost                                                               60,000                   60,000
Deferred income taxes                                                                              446,177                  488,829
Other assets                                                                                       154,916                   88,817
                                                                                                 ---------                ---------

              Total assets                                                                    $ 35,454,435               29,528,137
                                                                                              ============               ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                          2,791,597                2,336,826
    Savings, NOW and money-market deposits                                                       5,637,028                4,570,909
    Time deposits                                                                               21,256,571               17,114,024

              Total deposits                                                                    29,685,196               24,021,759

    Advance from Federal Home Loan Bank                                                          1,200,000                1,200,000
    Other liabilities                                                                              640,760                  482,293
                                                                                                 ---------                ---------

              Total liabilities                                                                 31,525,956               25,704,052
                                                                                                 ---------                ---------

Stockholders' equity:
    Preferred stock                                                                                      -                        -
    Common stock                                                                                     5,212                    5,179
    Additional paid-in capital                                                                   4,648,088                4,618,277
    Accumulated deficit                                                                           (791,298)                (839,907)
    Accumulated other comprehensive income                                                          66,477                   40,536
                                                                                                 ---------                ---------

              Total stockholders' equity                                                         3,928,479                3,824,085
                                                                                                 ---------                ---------

              Total liabilities and stockholders' equity                                      $ 35,454,435               29,528,137
                                                                                              ============               ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                                Three Months Ended             Six Months Ended
                                                                                     June 30,                      June 30,
                                                                                -------------------           -------------------
                                                                                2002           2001           2002           2001
                                                                                ----           ----           ----           ----
Interest income:
     Loans                                                                  $ 439,657        295,159         821,779        566,565
     Securities                                                                89,442         70,592         182,688        133,366
     Other interest-earning assets                                              5,326         23,663          10,259         45,731
                                                                              -------        -------         -------        -------

               Total interest income                                          534,425        389,414       1,014,726        745,662
                                                                              -------        -------         -------        -------

Interest expense:
     Deposits                                                                 208,580        229,995         418,565        433,812
     Borrowings                                                                13,009              -          25,789          2,362
                                                                              -------        -------         -------        -------

               Total interest expense                                         221,589        229,995         444,354        436,174
                                                                              -------        -------         -------        -------

Net interest income                                                           312,836        159,419         570,372        309,488

               Provision for loan losses                                       68,341         76,493         101,723        142,040
                                                                               ------         ------         -------        -------

Net interest income after provision for loan losses                           244,495         82,926         468,649        167,448
                                                                              -------         ------         -------        -------

Noninterest income:
     Service charges on deposit accounts                                       34,249         21,284          62,446         34,728
     Other service charges and fees                                            13,609          3,806          24,028          8,928
     Gain on sale of foreclosed assets                                          3,179              -          11,255              -
     Other                                                                     20,755         11,874          33,429         24,276
                                                                               ------         ------          ------         ------

               Total noninterest income                                        71,792         36,964         131,158         67,932
                                                                               ------         ------         -------         ------

Noninterest expenses:
     Salaries and employee benefits                                           124,054        114,781         235,914        229,443
     Occupancy expense                                                         36,419         40,512          71,709         79,241
     Professional fees                                                         18,674         19,273          35,555         35,753
     Data processing                                                           31,183         24,326          63,267         48,117
     Advertising and marketing                                                 16,008          9,416          30,837         21,039
     Other                                                                     43,718         47,270          86,916         78,030
                                                                               ------         ------          ------         ------

               Total noninterest expenses                                     270,056        255,578         524,198        491,623
                                                                              -------        -------         -------        -------

               Earnings (loss) before income tax provision
                  (benefit)                                                    46,231       (135,688)         75,609       (256,243)

Income tax provision (benefit)                                                 16,500        (53,000)         27,000        (99,000)
                                                                               ------        -------          ------        -------

               Net earnings (loss)                                          $  29,731        (82,688)         48,609       (157,243)
                                                                            =========        =======         =======        =======

Earnings (loss) per share, basic and diluted                                $     .06           (.16)            .09           (.30)
                                                                            =========        =======         =======        =======

Weighted-average number of shares
     outstanding, basic and diluted                                           520,828        516,784         519,449        516,355
                                                                            =========        =======         =======        =======

Dividends per share                                                         $       -              -               -              -
                                                                            =========        =======         =======        =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                     For the Six Months Ended June 30, 2002


                                                                                                         Accumulated
                                                                                                            Other
                                                                          Additional                       Compre-       Total
                                                    Common Stock           Paid-In       Accumulated       hensive   Stockholders'
                                                 Shares       Amount       Capital         Deficit         Income       Equity
                                                 ------       ------       -------         -------         ------       ------

Balance at December 31, 2001                     517,884     $   5,179     4,618,277      (839,907)        40,536     3,824,085

Comprehensive income:
         Net earnings (unaudited)                      -             -             -        48,609              -        48,609

         Net change in unrealized
             gain on securities
             available for sale,
             net of income tax
             provision of $15,652
             (unaudited)                               -             -             -             -         25,941        25,941

Comprehensive income
         (unaudited)                              74,550

Proceeds from issuance of common
         stock, exercise of warrants
         (unaudited)                               3,316            33        29,811             -              -        29,844
                                                 -------     ---------     ---------       -------         -------    ---------

Balance at June 30, 2002
         (unaudited)                             521,200     $   5,212     4,648,088      (791,298)        66,477     3,928,479
                                                 =======     =========     =========      ========         ======     =========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                   ---------------------------------
                                                                                                        2002                  2001
                                                                                                        ----                  ----
Cash flows from operating activities:
     Net earnings (loss)                                                                           $    48,609             (157,243)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation                                                                                   29,477               27,299
         Provision for loan losses                                                                     101,723              142,040
         Deferred income tax provision (benefit)                                                        27,000              (99,000)
         Net amortization of fees, costs, premiums and discounts                                       (32,793)             (11,196)
         Gain on sale of foreclosed assets                                                             (11,255)                   -
         Increase in accrued interest receivable                                                       (39,156)              (5,983)
         Increase in other assets                                                                      (66,099)              (7,489)
         Increase in other liabilities                                                                 158,467              248,147
                                                                                                   -----------            ---------

               Net cash provided by operating activities                                               215,973              136,575
                                                                                                   -----------            ---------

Cash flows used in investing activities:
     Purchase of securities available for sale                                                               -             (999,219)
     Proceeds from principal repayments and maturities of
         securities available for sale                                                               1,081,298                2,637
     Purchase of premises and equipment                                                                 (9,804)             (31,538)
     Net increase in loans                                                                          (4,854,173)          (3,890,647)
     Purchase of Federal Home Loan Bank stock                                                                -              (10,400)
     Proceeds from sales of foreclosed assets                                                           42,967                    -
                                                                                                   -----------            ---------

               Net cash used in investing activities                                                (3,739,712)          (4,929,167)
                                                                                                   -----------            ---------

Cash flows from financing activities:
     Net increase in deposits                                                                        5,663,437            7,332,569
     Net decrease in federal funds purchased                                                                 -             (245,000)
     Net proceeds from issuance of common stock                                                         29,844                9,000
                                                                                                   -----------            ---------

               Net cash provided by financing activities                                             5,693,281            7,096,569
                                                                                                   -----------            ---------

Net increase in cash and cash equivalents                                                            2,169,542            2,303,977

Cash and cash equivalents at beginning of period                                                       910,587              599,621
                                                                                                   -----------            ---------

Cash and cash equivalents at end of period                                                         $ 3,080,129            2,903,598
                                                                                                   ===========            =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                                                  $   497,637              364,931
                                                                                                   ===========            =========

         Income taxes                                                                              $         -                    -
                                                                                                   ===========            =========

     Noncash transactions:
         Accumulated other comprehensive income, change
               in unrealized gain on securities available for sale,
               net of tax                                                                          $    25,941               38,986
                                                                                                   ===========            =========

         Transfer of loans to foreclosed assets                                                    $    10,009                    -
                                                                                                   ===========            =========

         Loans made on sales of foreclosed assets                                                  $   207,000                    -
                                                                                                   ===========            =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  Description of Business and Basis of Presentation
     General.  In  the  opinion  of  management,   the  accompanying   condensed
         consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

(2)  Loan Impairment and Loan Losses
     No loans were identified as impaired at or during the six-months ended June 30, 2002. The average net investment in collateral-dependent impaired loans and interest income recognized and received on impaired loans during the three- and six-months ended June 30, 2001 were as follows:


                                                                                        Three Months       Six Months
                                                                                           Ended             Ended
                                                                                          June 30,          June 30,
                                                                                          --------          --------
                                                                                            2001              2001
                                                                                            ----              ----

               Average investment in impaired loans                                       $ 352,552          176,276
                                                                                          =========          =======

               Interest income recognized on impaired loans                               $   2,403            2,403
                                                                                          =========          =======

               Interest income received on impaired loans                                 $   2,403            2,403
                                                                                          =========          =======

                                                                     (continued)

                       PSB BANCGROUP, INC. AND SUBSIDIARY

(2)  Loan Impairment and Loan Losses, Continued
     The activity in the allowance for loan losses is as follows:


                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                     June 30,
                                                                -------------------------    ------------------------
                                                                   2002            2001        2002             2001
                                                                   ----            ----        ----             ----

                Balance at beginning of period                  $ 258,441         204,771     230,106         139,224
                Provision for loan losses                          68,341          76,493     101,723         142,040
                Net charge-offs                                   (13,912)        (72,642)    (18,959)        (72,642)
                                                                ---------         -------     -------         -------

                Balance at end of period                        $ 312,870         208,622     312,870         208,622
                                                                =========         =======     =======         =======

(3)  Earnings (Loss) Per Share
     Basic and diluted earnings (loss) per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's outstanding stock options (aggregating 10,000) are not dilutive.

(4) Regulatory Matters
     The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2002 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                            Regulatory
                                                                                              Actual        Requirement
                                                                                              ------        -----------

                Total capital to risk-weighted assets                                         13.45%           8.00%
                Tier I capital to risk-weighted assets                                        12.26%           4.00%
                Tier I capital to average total assets - leverage ratio                        9.59%           4.00%

                       PSB BANCGROUP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
PSB BancGroup, Inc.
Lake City, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of PSB BancGroup, Inc. and Subsidiary (the "Company") as of June 30, 2002, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2002 and 2001, the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2002 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




HACKER, JOHNSON & SMITH PA
Orlando, Florida
July 23, 2002

                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                Comparison of June 30, 2002 and December 31, 2001


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

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company's primary source of funds consisted of a net increase in deposits of $5.7 million and proceeds from principal repayments and maturities of securities available for sale of $1.1 million. The Company used its capital resources principally to fund existing and continuing loan commitments. At June 30, 2002, the Company had commitments to originate loans, including unfunded lines of credit and standby letters of credit, totaling $3.4 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. At June 30, 2002, the Company had approximately $17.5 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of June 30, 2002, the Bank exceeded all liquidity requirements to which it was subject.

                       PSB BANCGROUP, INC. AND SUBSIDIARY



The following ratios and rates are presented for the dates and periods indicated:

                                                                    Six Months                          Six Months
                                                                         Ended         Year Ended            Ended
                                                                       June 30,       December 31,         June 30,
                                                                         2002             2001                2001
                                                                    ----------        -----------       ----------
Average equity as a percentage
   of average assets                                                    11.85%            15.78%             17.98%

Equity to total assets at end of period                                 11.08%            12.95%             15.46%

Return on average assets (1)                                              .30%             (.66%)            (1.44%)

Return on average equity (1)                                             2.51%            (4.18%)            (8.01%)

Noninterest expenses to average assets (1)                               3.20%             3.99%              4.50%

Nonperforming loans and foreclosed assets as
   a percentage of total assets at end of period                          .16%              .85%              1.26%


----------

(1)      Annualized for the six months ended June 30.

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

                                                                      Three Months Ended June 30,
                                               --------------------------------------------------------------------
                                                             2002                               2001
                                               ---------------------------------    -------------------------------
                                                            Interest   Average                 Interest   Average
                                                Average       and        Yield/     Average      and        Yield/
                                                Balance    Dividends      Rate      Balance   Dividends      Rate
                                                -------    ---------      ----      -------   ---------      ----
                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans                                       $ 23,667          440      7.44%   $  13,377         295      8.82%
   Securities                                     6,153           90      5.85        4,449          70      6.29
   Other interest-earning assets (1)                996            5      2.01        2,091          24      4.59
                                               --------        -----              ---------         ---

       Total interest-earning assets             30,816          535      6.94       19,917         389      7.81
                                                               -----                                ---

Noninterest-earning assets (2)                    3,078                               3,278
                                               --------                            --------

       Total assets                            $ 33,894                            $ 23,195
                                               ========                            ========

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                           5,761           20      1.39        3,796          24      2.53
   Time deposits                                 19,737          189      3.83       13,567         206      6.07
   Other borrowings (3)                           1,215           13      4.28            -           -         -
                                               --------        -----              ---------         ---

       Total interest-bearing liabilities        26,713          222      3.32       17,363         230      5.30
                                                               -----                                ---

Noninterest-bearing demand deposits               2,792                               1,467
Noninterest-bearing liabilities                     529                                 467
Stockholders' equity                              3,860                               3,898
                                               --------                            --------

       Total liabilities and
           stockholders' equity                $ 33,894                            $ 23,195
                                               ========                            ========

Net interest income                                            $ 313                              $ 159
                                                               =====                              =====

Interest-rate spread (4)                                                  3.62%                              2.51%
                                                                          ====                               ====

Net interest margin (5)                                                   4.06%                              3.19%
                                                                          ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.15                               1.15
                                                   ====                               ====


----------

(1)      Includes Federal Home Loan Bank stock and federal funds sold.
(2)      Includes nonaccrual loans.
(3)      Includes  advance  from  Federal  Home  Loan  Bank  and  federal  funds purchased.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5) Net interest margin is annualized net interest income divided by average interest-earning assets.

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

                                                                      Six Months Ended June 30,
                                               --------------------------------------------------------------------
                                                              2002                               2001
                                               ---------------------------------     ------------------------------
                                                            Interest   Average                 Interest   Average
                                                Average       and        Yield/     Average      and        Yield/
                                                Balance    Dividends      Rate      Balance   Dividends      Rate
                                                -------    ---------      ----      -------   ---------      ----
                                                               (Dollars in thousands)
Interest-earning assets:
   Loans                                       $ 21,926          822      7.50%    $ 12,629         567      8.98%
   Securities                                     6,632          183      5.52        4,142         133      6.42
   Other interest-earning assets (1)              1,035           10      1.93        1,826          46      5.04
                                               --------        -----               --------         ---

       Total interest-earning assets             29,593        1,015      6.86       18,597         746      8.02
                                                               -----                                ---

Noninterest-earning assets (2)                    3,123                               3,235
                                               --------                            --------

       Total assets                            $ 32,716                            $ 21,832
                                               ========                            ========

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                           5,471           41      1.50        3,563          47      2.64
   Time deposits                                 18,888          378      4.00       12,401         387      6.24
   Other borrowings (3)                           1,208           26      4.30           63           2      6.35
                                               --------        -----               --------        ----

       Total interest-bearing liabilities        25,567          445      3.48       16,027         436      5.44
                                                               -----                               ----

Noninterest-bearing demand deposits               2,716                               1,407
Noninterest-bearing liabilities                     557                                 473
Stockholders' equity                              3,876                               3,925
                                               --------                            --------

       Total liabilities and
           stockholders' equity                $ 32,716                            $ 21,832
                                               ========                            ========

Net interest income                                            $ 570                              $ 310
                                                               =====                              =====

Interest-rate spread (4)                                                  3.38%                              2.58%
                                                                          ====                               ====

Net interest margin (5)                                                   3.85%                              3.33%
                                                                          ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.15                               1.16
                                                   ====                               ====

----------

(1)      Includes Federal Home Loan Bank stock and federal funds sold.
(2)      Includes nonaccrual loans.
(3)      Includes  advance  from  Federal  Home  Loan  Bank  and  federal  funds purchased.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5) Net interest margin is annualized net interest income divided by average interest-earning assets.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


Comparison of the Three-Month Periods Ended June 30, 2002 and 2001


   General. Net earnings for the three months ended June 30, 2002 was $29,731 or $.06 per basic and diluted share compared to a net loss of $82,688 or $.16 per basic and diluted share for the comparable period in 2001. The increase in net earnings was primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

   Interest Income. Interest income for the three months ended June 30, 2002 was $534,425 compared to $389,414 for the three months ended June 30, 2001. Interest income earned on loans was $439,657 for the three months ended June 30, 2002 compared to $295,159 for the three-month period ended June 30, 2001. The increase was due to an increase in the average loan portfolio balance to $23.7 million for the three months ended June 30, 2002 from $13.4 million for the comparable period in 2001, partially offset by a decrease in the average yield earned from 8.82% to 7.44%.

   Interest Expense. Interest expense for the three months ended June 30, 2002 was $221,589 compared to $229,995 for the three months ended June 30, 2001. The decrease was due to a decrease in the average cost of interest-bearing liabilities from 5.30% for the three months ended June 30, 2001 to 3.32% for the three months ended June 30, 2002, partially offset by an increase in the average balance from $17.4 million for the three months ended June 30, 2001 to $26.7 million for the three months ended June 30, 2002.

   Provision for Loan  Losses.  The  provision  for loan  losses is  charged  to
         operations   to  increase  the  total   allowance  to  a  level  deemed
         appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended June 30, 2002 and 2001 of $68,341 and $76,493, respectively. The allowance for loan losses was $312,870 at June 30, 2002. Management believes the allowance is adequate at June 30, 2002.

   Noninterest Income. Noninterest income was $71,792 for the three months ended
         June 30, 2002 compared to $36,964 for the comparable period in 2001. The largest increase related to service charges on deposit accounts due to the increase in deposit accounts.

   Noninterest Expense. Noninterest expense was $270,056 for the three months ended June 30, 2002 compared to $255,578 for the three months ended June 30, 2001. This increase relates to the overall increase in the volume of service.

   IncomeTaxes. The income tax provision for the three months ended June 30, 2002 was $16,500 (an effective rate of 35.7%) compared to an income tax benefit of $53,000 in 2001 (an effective rate of 39.1%).

                       PSB BANCGROUP, INC. AND SUBSIDIARY


Comparison of the Six-Month Periods Ended June 30, 2002 and 2001

   General. Net earnings for the six months ended June 30, 2002 was $48,609 or $.09 per basic and diluted share compared to a net loss of $157,243 or $.30 per basic and diluted share for the comparable period in 2001. The increase in net earnings was primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

   Interest Income. Interest income for the six months ended June 30, 2002 was $1,014,726 compared to $745,662 for the six months ended June 30, 2001. Interest income earned on loans was $821,779 for the six months ended June 30, 2002 compared to $566,565 for the six-month period ended June 30, 2001. The increase was due to an increase in the average loan portfolio balance to $21.9 million for the six months ended June 30, 2002 from $12.6 million for the comparable period in 2001, partially offset by a decrease in the average yield earned from 8.98% to 7.50%.

   Interest Expense. Interest expense for the six months ended June 30, 2002 was $444,354 compared to $436,174 for the six months ended June 30, 2001. The increase was due to an increase in the average balance of interest-bearing liabilities from $16.0 million for the six months ended June 30, 2001 to $25.6 million for the six months ended June 30, 2002, partially offset by a decrease in the average cost from 5.44% for the six months ended June 30, 2001 to 3.48% for the six months ended June 30, 2002.

   Provision for Loan  Losses.  The  provision  for loan  losses is  charged  to
         operations   to  increase  the  total   allowance  to  a  level  deemed
         appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the six months ended June 30, 2002 and 2001 of $101,723 and $142,040, respectively. The allowance for loan losses was $312,870 at June 30, 2002. Management believes the allowance is adequate at June 30, 2002.

   Noninterest Income.  Noninterest income was $131,158 for the six months ended
         June 30, 2002 compared to $67,932 for the comparable period in 2001. The largest increase related to service charges on deposit accounts due to the increase in deposit accounts.

   Noninterest Expense. Noninterest expense was $524,198 for the six months ended June 30, 2002 compared to $491,623 for the six months ended June 30, 2001. This increase relates to the overall increase in the volume of service.

   IncomeTaxes. The income tax provision for the six months ended June 30, 2002 was $27,000 (an effective rate of 35.7%) compared to an income tax benefit of $99,000 in 2001 (an effective rate of 38.6%).

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of PSB BancGroup, Inc. was held on April 16, 2002, to consider the election of three directors each for a term of three years, the adoption of the Second Amended and Restated Warrant Plan and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 2002.

At the Annual Meeting, 347,879 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of three directors, each for a term of three years:

                                                                                                  Abstentions
                                                                                                   and Broker
                                                             For         Withheld       Against      Nonvotes
                                                             ---         --------       -------      --------

           Alton C. Milton, Sr.                            347,879          -              -            -
                                                           =======       ========       =======      ========

           Andrew T. Moore                                 347,879          -              -            -
                                                           =======       ========       =======      ========

           Robert W. Woodard                               347,879          -              -            -
                                                           =======       ========       =======      ========

   Proposal II:

   To approve the Second Amended and Restated Warrant Plan:

                                                                                                  Abstentions
                                                                                                   and Broker
                                                             For         Withheld       Against      Nonvotes
                                                             ---         --------       -------      --------

                                                           347,879          -              -            -
                                                           =======       ========       =======      ========

   Proposal III:

   To ratify the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the year ending December 31, 2002:

                                                                                                  Abstentions
                                                                                                   and Broker
                                                             For         Withheld       Against      Nonvotes
                                                             ---         --------       -------      --------

                                                           347,879          -              -            -
                                                           =======       ========       =======      ========

                       PSB BANCGROUP, INC. AND SUBSIDIARY




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

                  Exhibit No.         Description of Exhibit
                  -----------         ----------------------

                         *3.1          Articles of Incorporation of PSB
                         *3.2          Bylaws of PSB
                         *4.1          Specimen Common Stock Certificate
                        **4.5          Amended and Restated Warrant Plan
                     *****4.7          Specimen Warrant Certificate
                        *10.1          Employment  Agreement  by  and among PSB,
                                       the Bank and Robert W. Woodard
                        *10.2          Land Purchase Agreement
                      **10.3           Addendum to Land Purchase Agreement
                       **10.4          Amended  Employment Agreement with Robert
                                       W. Woodard
                      ***10.6          Employment Agreement with Wesley T. Small
                     ****10.7          Amended  1998  Employee  Stock Option and
                                       Limited Rights Plan
                    *****10.8          Employee Severance  Agreement with Thomas
                                       M. Riherd
                         10.9          Sales  Agency  Agreement  with  Kendrick,
                                       Pierce Securities, Inc.
                        10.10          Escrow   and   Transfer   Agreement  with
                                       Independent Bankers' Bank of Florida

(b) Reports on Form 8-KSB. There were no reports on Form 8-KSB filed during the three months ended June 30, 2002.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with PSB BancGroup,  Inc.'s  ("Company")  Quarterly Report on Form
10-QSB for the period ended June 30, 2002 ("Report"), each of the undersigned certify that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for the period ended, June 30, 2002.



Date:  August 12, 2002            By:   /s/ Robert W. Woodard
       ---------------                  ---------------------
                                        Robert W. Woodard, President and Chief
                                        Executive Officer




Date:  August 9, 2002             By:  /s/ Thomas M. Riherd, II
       --------------                  ------------------------
                                       Thomas M. Riherd, II, Chief Financial
                                       Officer



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PSB BANCGROUP, INC.
                                     (Registrant)



Date:  August 12, 2002            By:   /s/ Robert W. Woodard
       ---------------                  --------------------------
                                      Robert W. Woodard, President and Chief
                                      Executive Officer




Date:  August 9, 2002             By:  /s/ Thomas M. Riherd, II
       --------------                  --------------------------
                                      Thomas M. Riherd, II,  Chief  Financial
                                      Officer