Form 10QSB
period 2002-09-30
PSB BANCGROUP INC
filed 2002-10-31
CIK 1052634

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly  report under Section 13 or 15(d) of the Securities Exchange  Act
---  of 1934

For the quarterly period ended September 30, 2002

     Transition report under Section 13 or 15(d) of the Exchange Act
---

For the transition period from           to
                               ---------    ---------

Commission file number   333-44161
                       -----------


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

YES  X     NO
    ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                    521,200 shares
--------------------------------------           -------------------------------
             (class)                             Outstanding at October 18, 2002

================================================================================

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements                                                                              Page
                                                                                                             ----

     Condensed Consolidated Balance Sheets -
       At September 30, 2002 (Unaudited) and At December 31, 2001...............................................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Nine Months ended September 30, 2002 and 2001..................................................3

     Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) -
       Nine Months Ended September 30, 2002 and 2001............................................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months Ended September 30, 2002 and 2001............................................................5

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

   Item 3.  Controls and Procedures............................................................................16

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-KSB.................................................................17

SIGNATURES.....................................................................................................18

CERTIFICATIONS..............................................................................................18-20

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets


                                                                                                                               At
                                                                                                                 -----------------
                                                                                              September 30,           December 31,
                                                                                              -------------           ------------
    Assets                                                                                            2002                   2001
                                                                                                      ----                   ----
                                                                                                           (Unaudited)

Cash and due from banks                                                                       $    876,216                637,587
Federal funds sold                                                                                  82,000                273,000
                                                                                              ------------           ------------

              Total cash and cash equivalents                                                      958,216                910,587

Securities available for sale                                                                    6,346,005              7,232,327
Loans, net of allowance for loan losses of $335,391
    in 2002 and $230,106 in 2001                                                                26,476,083             18,924,380
Premises and equipment, net                                                                      1,412,215              1,433,273
Foreclosed assets                                                                                   46,763                231,203
Accrued interest receivable                                                                        181,836                158,721
Federal Home Loan Bank stock, at cost                                                               60,000                 60,000
Deferred income taxes                                                                              395,656                488,829
Other assets                                                                                       169,778                 88,817
                                                                                              ------------           ------------

              Total assets                                                                    $ 36,046,552             29,528,137
                                                                                              ============           ============

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits                                                          2,751,062              2,336,826
    Savings, NOW and money-market deposits                                                       6,521,724              4,570,909
    Time deposits                                                                               20,872,488             17,114,024
                                                                                              ------------           ------------

              Total deposits                                                                    30,145,274             24,021,759

    Advance from Federal Home Loan Bank                                                          1,200,000              1,200,000
    Other liabilities                                                                              688,780                482,293
                                                                                              ------------           ------------

              Total liabilities                                                                 32,034,054             25,704,052
                                                                                              ------------           ------------

Stockholders' equity:
    Preferred stock                                                                                      -                      -
    Common stock                                                                                     5,212                  5,179
    Additional paid-in capital                                                                   4,648,088              4,618,277
    Accumulated deficit                                                                           (744,607)              (839,907)
    Accumulated other comprehensive income                                                         103,805                 40,536
                                                                                              ------------           ------------

              Total stockholders' equity                                                         4,012,498              3,824,085
                                                                                              ------------           ------------

              Total liabilities and stockholders' equity                                      $ 36,046,552             29,528,137
                                                                                              ============           ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                          Three Months Ended                  Nine Months Ended
                                                                             September 30,                      September 30,
                                                                     ---------------------------         --------------------------
                                                                         2002             2001              2002              2001
                                                                         ----             ----              ----              ----
Interest income:
     Loans                                                           $  472,180          341,090         1,293,959          907,655
     Securities                                                          75,373           68,989           258,061          202,355
     Other interest-earning assets                                        7,253           17,000            17,512           62,731
                                                                     ----------       ----------        ----------       ----------

               Total interest income                                    554,806          427,079         1,569,532        1,172,741
                                                                     ----------       ----------        ----------       ----------

Interest expense:
     Deposits                                                           203,542          242,679           622,107          676,491
     Borrowings                                                          13,076                -            38,865            2,362
                                                                     ----------       ----------        ----------       ----------

               Total interest expense                                   216,618          242,679           660,972          678,853
                                                                     ----------       ----------        ----------       ----------

Net interest income                                                     338,188          184,400           908,560          493,888

               Provision for loan losses                                 30,097           17,402           131,820          159,442
                                                                     ----------       ----------        ----------       ----------

Net interest income after provision
     for loan losses                                                    308,091          166,998           776,740          334,446
                                                                     ----------       ----------        ----------       ----------

Noninterest income:
     Service charges on deposit accounts                                 33,365           21,373            95,811           56,101
     Other service charges and fees                                      15,911            3,956            39,939           12,884
     Gain on sale of foreclosed assets                                        -                -            11,255                -
     Other                                                               19,847           19,360            53,276           43,636
                                                                     ----------       ----------        ----------       ----------

               Total noninterest income                                  69,123           44,689           200,281          112,621
                                                                     ----------       ----------        ----------       ----------

Noninterest expenses:
     Salaries and employee benefits                                     148,861          113,348           384,775          342,791
     Occupancy expense                                                   41,803           36,231           113,512          115,472
     Professional fees                                                   14,800           17,603            50,355           53,356
     Data processing                                                     32,351           26,564            95,618           74,681
     Advertising and marketing                                           16,071           10,338            46,908           31,377
     Other                                                               48,637           38,252           135,553          116,282
                                                                     ----------       ----------        ----------       ----------

               Total noninterest expenses                               302,523          242,336           826,721          733,959
                                                                     ----------       ----------        ----------       ----------

               Earnings (loss) before income
                 tax provision (benefit)                                 74,691          (30,649)          150,300         (286,892)

Income tax provision (benefit)                                           28,000          (11,000)           55,000         (110,000)
                                                                     ----------       ----------        ----------       ----------

               Net earnings (loss)                                   $   46,691          (19,649)           95,300         (176,892)
                                                                     ==========       ==========        ==========       ==========

Earnings (loss) per share, basic and diluted                         $      .09             (.04)              .18             (.34)
                                                                     ==========       ==========        ==========       ==========

Weighted-average number of shares
     outstanding, basic and diluted                                     521,200          517,016           520,039          516,573
                                                                     ==========       ==========        ==========       ==========

Dividends per share                                                   $       -                -                 -                -
                                                                     ==========       ==========        ==========       ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

      Condensed Consolidated Statements of Changes in Stockholders' Equity

              For the Nine Months Ended September 30, 2002 and 2001


                                                                                                         Accumulated
                                                                                                           Other
                                                     Common Stock          Additional                     Compre-      Total
                                                 ---------------------      Paid-In       Accumulated     hensive   Stockholders'
                                                 Shares        Amount       Capital        Deficit         Income      Equity
                                                 ------        ------       -------        -------         ------      ------

Balance at December 31, 2000                     515,784    $    5,158     4,599,398      (677,354)        40,569     3,967,771
                                                                                                                     ----------

Comprehensive income (loss):
         Net loss (unaudited)                          -             -             -      (176,892)             -      (176,892)

         Net change in unrealized
             gain on securities
             available for sale,
             net of income taxes
             of $34,146 (unaudited)                    -             -             -             -         56,596        56,596
                                                                                                                     ----------

Comprehensive income (loss)
         (unaudited)                                                                                                   (120,296)
                                                                                                                     ----------

Proceeds from issuance of common
         stock, exercise of warrants
         (unaudited)                               2,100            21        18,879             -              -        18,900
                                              ----------    ----------    ----------    ----------     ----------    ----------

Balance at September 30, 2001
         (unaudited)                             517,884    $    5,179     4,618,277      (854,246)        97,165     3,866,375
                                              ==========    ==========    ==========    ==========     ==========    ==========


Balance at December 31, 2001                     517,884    $    5,179     4,618,277      (839,907)        40,536     3,824,085
                                                                                                                     ----------

Comprehensive income:
         Net earnings (unaudited)                      -             -             -        95,300              -        95,300

         Net change in unrealized
             gain on securities
             available for sale,
             net of income tax
             provision of $38,173
             (unaudited)                               -             -             -             -         63,269        63,269
                                                                                                                     ----------

Comprehensive income
         (unaudited)                                                                                                    158,569
                                                                                                                     ----------
Proceeds from issuance of common
         stock, exercise of warrants
         (unaudited)                               3,316            33        29,811             -              -        29,844
                                              ----------    ----------    ----------    ----------     ----------    ----------

Balance at September 30, 2002
         (unaudited)                             521,200    $    5,212     4,648,088      (744,607)       103,805     4,012,498
                                              ==========    ==========    ==========    ==========     ==========    ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                            -----------------
                                                                                                       2002                   2001
                                                                                                       ----                   ----
Cash flows from operating activities:
     Net earnings (loss)                                                                          $    95,300              (176,892)
     Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
         Depreciation                                                                                  46,497                41,629
         Provision for loan losses                                                                    131,820               159,442
         Deferred income tax provision (benefit)                                                       55,000              (110,000)
         Net amortization of fees, costs, premiums and discounts                                      (44,110)                5,240
         Gain on sale of foreclosed assets                                                            (11,255)                    -
         (Increase) decrease in accrued interest receivable                                           (23,115)                8,134
         (Increase) decrease in other assets                                                          (80,961)                3,060
         Increase in other liabilities                                                                206,487                19,831
                                                                                                  -----------           -----------

               Net cash provided by (used in) operating activities                                    375,663               (49,556)
                                                                                                  -----------           -----------

Cash flows used in investing activities:
     Purchase of securities available for sale                                                     (1,053,320)           (1,985,939)
     Proceeds from principal repayments and maturities of securities
         available for sale                                                                         2,082,162             1,003,966
     Purchase of premises and equipment                                                               (25,439)              (31,538)
     Net increase in loans                                                                         (7,527,763)           (6,585,667)
     Proceeds from sales of foreclosed assets                                                          42,967                     -
     Purchase of Federal Home Loan Bank stock                                                               -               (10,400)
                                                                                                  -----------           -----------

               Net cash used in investing activities                                               (6,481,393)           (7,609,578)
                                                                                                  -----------           -----------

Cash flows from financing activities:
     Net increase in deposits                                                                       6,123,515             9,880,588
     Net decrease in federal funds purchased                                                                -              (245,000)
     Net proceeds from issuance of common stock                                                        29,844                18,900
                                                                                                  -----------           -----------

               Net cash provided by financing activities                                            6,153,359             9,654,488
                                                                                                  -----------           -----------

Net increase in cash and cash equivalents                                                              47,629             1,995,354

Cash and cash equivalents at beginning of period                                                      910,587               599,621
                                                                                                  -----------           -----------

Cash and cash equivalents at end of period                                                        $   958,216             2,594,975
                                                                                                  ===========           ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                                                                 $   724,800               588,369
                                                                                                  ===========           ===========

         Income taxes                                                                             $         -                     -
                                                                                                  ===========           ===========

     Noncash transactions-
         Accumulated other comprehensive income, change
               in unrealized gain  on securities available
               for sale, net of tax                                                               $    63,269                56,596
                                                                                                  ===========           ===========

         Transfer of loans to foreclosed assets                                                   $    54,272                     -
                                                                                                  ===========           ===========

         Loans made on sales of foreclosed assets                                                 $   207,000                     -
                                                                                                  ===========           ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Description of Business and Basis of Presentation
       General. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

(2)  Loan Impairment and Loan Losses
       No loans were identified as impaired at or during the  nine-months  ended
         September 30, 2002. The average net investment in collateral-dependent impaired loans and interest income recognized and received on impaired loans during the three- and nine-months ended September 30, 2001 were as follows (in thousands):

                                                   Three Months     Nine Months
                                                       Ended           Ended
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
                                                      ======             ===

                                                                     (continued)

                       PSB BANCGROUP, INC. AND SUBSIDIARY

(2)  Loan Impairment and Loan Losses, Continued
     The activity in the allowance for loan losses is as follows:

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                    ------------------------         ---------------------
                                                       2002           2001            2002           2001
                                                       ----           ----            ----           ----

            Balance at beginning of period          $ 312,870        208,622         230,106       139,224
            Provision charged to operations            30,097         17,402         131,820       159,442
            Net (charge-offs) recoveries               (7,576)           197         (26,535)      (72,445)
                                                    ---------        -------         -------       -------

            Balance at end of period                $ 335,391        226,221         335,391       226,221
                                                    =========        =======         =======       =======

(3)  Earnings (Loss) Per Share
     Basic and diluted earnings (loss) per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. The Company's outstanding stock options (aggregating 10,000) are not dilutive.

(4) Regulatory Matters
    The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                              Regulatory
                                                                                Actual       Requirement
                                                                                ------       -----------

            Total capital to risk-weighted assets                               12.88%             8.00%
            Tier I capital to risk-weighted assets                              11.70%             4.00%
            Tier I capital to average total assets - leverage ratio              9.38%             4.00%

                       PSB BANCGROUP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three- and nine-month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.


Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
PSB BancGroup, Inc.
Lake City, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of PSB BancGroup, Inc. and Subsidiary (the "Company") as of September 30, 2002, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




HACKER, JOHNSON & SMITH PA
Orlando, Florida
October 18, 2002

                       PSB BANCGROUP, INC. AND SUBSIDIARY

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

             Comparison of September 30, 2002 and December 31, 2001


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

Liquidity and Capital Resources

During the nine months ended September 30, 2002, the Company's primary source of funds consisted of a net increase in deposits of $6.1 million and proceeds from principal repayments and maturities of securities available for sale of $2.1 million. The Company used its capital resources principally to fund existing and continuing loan commitments. At September 30, 2002, the Company had commitments to originate loans, including unfunded lines of credit and standby letters of credit, totaling $4.4 million. Management believes the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. At September 30, 2002, the Company had approximately $15.9 million in time deposits maturing in one year or less. Management also believes that, if so desired, it can adjust the rates on time deposits to retain deposits in a changing interest rate environment.

As a Florida-chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 2002, the Bank exceeded all liquidity requirements to which it was subject.

                       PSB BANCGROUP, INC. AND SUBSIDIARY



The following ratios and rates are presented for the dates and periods indicated:

                                                                         Nine Months                      Nine Months
                                                                            Ended         Year Ended         Ended
                                                                        September 30,    December 31,    September 30,
                                                                           2002              2001            2001
                                                                        -------------    ------------    -------------
            Average equity as a percentage
               of average assets                                           11.63%            15.78%          17.00%

            Equity to total assets at end of period                        11.17%            12.95%          14.17%

            Return on average assets (1)                                     .38%             (.66%)         (1.02%)

            Return on average equity (1)                                    3.24%            (4.18%)         (6.02%)

            Noninterest expenses to average assets (1)                      3.27%             3.99%           4.25%

            Nonperforming loans and foreclosed assets as
               a percentage of total assets at end of period                 .90%              .85%            .77%

----------

(1) Annualized for the nine months ended September 30.

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

                                                                    Three Months Ended September 30,
                                                              2002                                  2001
                                                 ----------------------------------    ------------------------------
                                                             Interest       Average               Interest    Average
                                                  Average      and           Yield/    Average      and         Yield/
                                                  Balance    Dividends        Rate     Balance    Dividends      Rate
                                                  -------    ---------        ----     -------    ---------      ----
                                                                          (Dollars in thousands)
Interest-earning assets:
   Loans                                         $ 25,397         472         7.43%    $ 16,265       341        8.39%
   Securities                                       5,410          75         5.55        4,438        69        6.22
   Other interest-earning assets (1)                1,550           7         1.81        1,927        17        3.53
                                                 --------       -----                  --------      ----

       Total interest-earning assets               32,357         554         6.85       22,630       427        7.55
                                                                -----                                ----

Noninterest-earning assets (2)                      3,245                                 3,112
                                                 --------                              --------

       Total assets                              $ 35,602                              $ 25,742
                                                 ========                              ========

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                             6,422          21         1.31        4,420        29        2.62
   Time deposits                                   20,495         182         3.55       15,239       214        5.62
   Other borrowings (3)                             1,202          13         4.33            -         -          -
                                                 --------       -----                  --------     -----

       Total interest-bearing liabilities          28,119         216         3.07       19,659       243        4.94
                                                                -----                               -----

Noninterest-bearing demand deposits                 2,858                                 1,859
Noninterest-bearing liabilities                       655                                   361
Stockholders' equity                                3,970                                 3,863
                                                 --------                              --------

       Total liabilities and
           stockholders' equity                  $ 35,602                              $ 25,742
                                                 ========                              ========

Net interest income                                             $ 338                               $ 184
                                                                =====                               =====

Interest-rate spread (4)                                                      3.78%                              2.61%
                                                                              ====                               ====

Net interest margin (5)                                                       4.18%                              3.25%
                                                                              ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities              1.15                                  1.15
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

                                                                   Nine Months Ended September 30,
                                                               2002                              2001
                                               ----------------------------------    ------------------------------
                                                             Interest     Average              Interest     Average
                                               Average          and        Yield/    Average      and         Yield/
                                               Balance       Dividends      Rate     Balance   Dividends       Rate
                                               -------       ---------      ----     -------   ---------       ----
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans                                       $ 23,096         1,294       7.47%    $ 15,559       908        7.78%
   Securities                                     6,220           258       5.53        4,242       202        6.35
   Other interest-earning assets (1)              1,209            18       1.99        1,860        63        4.52
                                               --------       -------                --------   -------

       Total interest-earning assets             30,525         1,570       6.86       21,661     1,173        7.22
                                                              -------                           -------

Noninterest-earning assets (2)                    3,155                                 1,381
                                               --------                              --------

       Total assets                            $ 33,680                              $ 23,042
                                               ========                              ========

Interest-bearing liabilities:
   Savings, NOW, money-market
       deposit accounts                           5,850            62       1.41        3,852        76        2.63
   Time deposits                                 19,430           560       3.84       13,358       601        6.00
   Other borrowings (3)                           1,206            39       4.31           42         2        6.35
                                               --------       -------               ---------   -------

       Total interest-bearing liabilities        26,486           661       3.33       17,252       679        5.25
                                                              -------                           -------

Noninterest-bearing demand deposits               2,763                                 1,559
Noninterest-bearing liabilities                     513                                   314
Stockholders' equity                              3,918                                 3,917
                                               --------                              --------

       Total liabilities and
           stockholders' equity                $ 33,680                              $ 23,042
                                               ========                                =======

Net interest income                                           $   909                           $   494
                                                              =======                           =======

Interest-rate spread (4)                                                    3.53%                              1.97%
                                                                            ====                               ====

Net interest margin (5)                                                     3.97%                              3.04%
                                                                            ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.15                                 1.26
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

                       PSB BANCGROUP, INC. AND SUBSIDIARY


Comparison of the Three-Month Periods Ended September 30, 2002 and 2001


     General. Net earnings for the three months ended September 30, 2002 were $46,691 or $.09 per basic and diluted share compared to a net loss of $19,649 or $.04 per basic and diluted share for the comparable period in 2001. The increase in net earnings was primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

     Interest Income. Interest income for the three months ended September 30, 2002 was $554,806 compared to $427,079 for the three months ended September 30, 2001. Interest income earned on loans was $472,180 for the three months ended September 30, 2002 compared to $341,090 for the three-month period ended September 30, 2001. The increase was due to an increase in the average loan portfolio balance to $25.4 million for the three months ended September 30, 2002 from $16.3 million for the comparable period in 2001, partially offset by a decrease in the average yield earned from 8.39% to 7.43%. Interest income earned on securities was $75,373 for the three months ended September 30, 2002 compared to $68,989 for the comparable 2001 period. The increase was due to an increase in the average security portfolio balance to $5.4 million for the three months ended September 30, 2002 from $4.4 million for the comparable 2001 period, partially offset by a decrease in the average yield earned from 6.22% to 5.55%.

     Interest Expense. Interest expense for the three months ended September 30, 2002 was $216,618 compared to $242,679 for the three months ended September 30, 2001. The decrease was due to a decrease in the average cost of interest-bearing liabilities from 4.94% for the three months ended September 30, 2001 to 3.07% for the three months ended September 30, 2002, partially offset by an increase in the average balance from $19.7 million for the three months ended September 30, 2001 to $28.1 million for the three months ended September 30, 2002.

     Provision for Loan  Losses.  The  provision  for loan  losses is charged to
         operations   to  increase  the  total   allowance  to  a  level  deemed
         appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended September 30, 2002 and 2001 of $30,097 and $17,402, respectively. The allowance for loan losses was $335,391 at September 30, 2002. Management believes the allowance is adequate at September 30, 2002.

     Noninterest Income. Noninterest income was $69,123 for the three months ended September 30, 2002 compared to $44,689 for the comparable period in 2001. The largest increase related to service charges on deposit accounts due to the increase in deposit accounts.

     Noninterest Expense. Noninterest expense was $302,523 for the three months ended September 30, 2002 compared to $242,336 for the three months ended September 30, 2001. This increase relates to the overall increase in the volume of service.

     Income Taxes. The income tax provision for the three months ended September
         30, 2002 was $28,000 (an effective rate of 37.5%) compared to an income tax benefit of $11,000 in 2001 (an effective rate of 35.9%).

                       PSB BANCGROUP, INC. AND SUBSIDIARY


Comparison of the Nine-Month Periods Ended September 30, 2002 and 2001

     General. Net earnings for the nine months ended September 30, 2002 were $95,300 or $.18 per basic and diluted share compared to a net loss of $176,892 or $.34 per basic and diluted share for the comparable period in 2001. The increase in net earnings was primarily due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

     Interest Income. Interest income for the nine months ended September 30, 2002 was $1,569,532 compared to $1,172,741 for the nine months ended September 30, 2001. Interest income earned on loans was $1,293,959 for the nine months ended September 30, 2002 compared to $907,655 for the nine-month period ended September 30, 2001. The increase was due to an increase in the average loan portfolio balance to $23.1 million for the nine months ended September 30, 2002 from $15.6 million for the comparable period in 2001, partially offset by a decrease in the average yield earned from 7.78% to 7.47%. Interest income earned on securities was $258,061 for the nine months ended September 30, 2002 compared to $202,355 for the comparable 2001 period. The increase was due to an increase in the average security portfolio balance to $6.2 million for the nine months ended September 30, 2002 from $4.2 million for the comparable 2001 period, partially offset by a decrease in the average yield earned from 6.35% to 5.53%.

     Interest Expense. Interest expense for the nine months ended September 30, 2002 was $660,972 compared to $678,853 for the nine months ended September 30, 2001. The decrease was due to a decrease in the average cost of interest-bearing liabilities from 5.25% for the nine months ended September 30, 2001 to 3.33% for the nine months ended September 30, 2002, partially offset by an increase in the average balance outstanding from $17.3 million for the nine months ended September 30, 2001 to $26.5 million for the nine months ended September 30, 2002.

     Provision for Loan  Losses.  The  provision  for loan  losses is charged to
         operations   to  increase  the  total   allowance  to  a  level  deemed
         appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the nine months ended September 30, 2002 and 2001 of $131,820 and $159,442, respectively. The allowance for loan losses was $335,391 at September 30, 2002. Management believes the allowance is adequate at September 30, 2002.

     Noninterest Income. Noninterest income was $200,281 for the nine months ended September 30, 2002 compared to $112,621 for the comparable period in 2001. The largest increase related to service charges on deposit accounts due to the increase in deposit accounts.

     Noninterest Expense. Noninterest expense was $826,721 for the nine months ended September 30, 2002 compared to $733,959 for the nine months ended September 30, 2001. This increase relates to the overall increase in the volume of service.

     Income Taxes.  The income tax provision for the nine months ended September
         30, 2002 was $55,000 (an effective rate of 36.6%) compared to an income tax benefit of $110,000 in 2001 (an effective rate of 38.3%).

                       PSB BANCGROUP, INC. AND SUBSIDIARY



Item 3.  Controls and Procedures

a.       Evaluation of disclosure controls and procedures. The Company maintains
         ------------------------------------------------
         controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

b.       Changes in internal controls.  The Company made no significant  changes
         ----------------------------
         in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                       PSB BANCGROUP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-KSB

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked by a single asterisk (*) were previously filed as a part of PSB's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission ("SEC") on January 13, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibits marked by a double asterisk (**) were previously filed as part of PSB's Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the SEC on May 20, 1998, Registration No. 333-44161 and are hereby incorporated by reference. The exhibit marked by a triple asterisk (***) was previously filed as part of PSB's Form 10-QSB as filed with the SEC on May 15, 2000, and is hereby incorporated by reference. The exhibit marked by a quadruple asterisk (****) was previously filed as part of PSB's Definitive Schedule 14-A, as filed with the SEC on March 16, 2000 and is hereby incorporated by reference. The exhibits marked by a quintuple asterisk (*****) were previously filed as part of PSB's Post Effective Amendment No. 3 to the Registration Statement on Form SB-2 as filed with the SEC on May 1, 2002 and are hereby incorporated by reference. The exhibits marked with a sextuple asterisk (******) were previously filed as part of PSB's Form 10-QSB as filed with the SEC on August 13, 2001 and is hereby incorporated by reference. The exhibit numbers correspond to the exhibit numbers in the referenced documents, except for Exhibit No. 10.7, which was designated Appendix A in the referenced Definitive Schedule 14-A.

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

              **10.4                Amended  Employment Agreement with Robert W.
                                    Woodard

             ***10.6                Employment Agreement with Wesley T. Small

            ****10.7                Amended 1998   Employee   Stock  Option  and
                                    Limited Rights Plan

           *****10.8                Employee  Severance Agreement with Thomas M.
                                    Riherd

          ******10.9                Sales Agency Agreement with Kendrick, Pierce
                                    Securities, Inc.

         ******10.10                Escrow   and   Transfer    Agreement    with
                                    Independent Bankers' Bank of Florida

                99.1 CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

                99.2 CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-KSB. There were no reports on Form 8-KSB filed during the three months ended September 30, 2002.

                       PSB BANCGROUP, INC. AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PSB BANCGROUP, INC.
                                        (Registrant)



Date:  October 31, 2002              By:   /s/ Robert W. Woodard
      --------------------------         ---------------------------------------
                                         Robert W. Woodard,  President and Chief
                                         Executive Officer




Date:  October 31, 2002              By:  /s/ Thomas M. Riherd, II
      --------------------------         ---------------------------------------
                                         Thomas M. Riherd, II, Chief Financial
                                         Officer


                                 CERTIFICATIONS
                                 --------------


         I,       Robert W. Woodard, certify, that:

         1. I have reviewed this quarterly report on Form 10-QSB of PSB BancGroup, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b)    evaluated  the   effectiveness   of  the   registrant's
                         disclosure  controls and procedures as of a date within

                         90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: October 31, 2002            By:   /s/ Robert W. Woodard
              ----------------            --------------------------------------
                                                Robert W. Woodard, President and
                                                  Chief Executive Officer


         I, Thomas M. Riherd, II, certify, that:

         1. I have reviewed this quarterly report on Form 10-QSB of PSB BancGroup, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date: October 31, 2002                  By:  /s/ Thomas M. Riherd
              ----------------            --------------------------------------
                                                     Thomas M. Riherd, II, Chief
                                                     Financial Officer